Form 10QSB
period 1995-09-30
AMERICAN SPORTS HISTORY INC
filed 1996-08-02
CIK 894566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _____________ to ____________

                      Commission file number:  33-55254-46

                     AMERICAN SPORTS HISTORY INCORPORATED
       (Exact name of small business issuer as specified in its charter)

                 Nevada                               87-0485307
     -------------------------------            ----------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)


                18-1 Heritage Drive, Chatham, New Jersey  07928
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (201) 635-0665

                    5635 North Scottsdale Road, Suite A-150
                           Scottsdale, Arizona 85250
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X     No
                                          ------     ------

     As of September 30, 1995, the issuer had 9,728,412 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

                                      Yes         No   X
                                          ------     ------

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1995            1994
                                                                      -------------     -----------


                                     ASSETS


CURRENT ASSETS
   Cash                                                               $     23,458    $      6,600
   Advances to related party (Note 3)                                                      434,671
   Other assets                                                              3,442           3,442
   Net assets of discontinued operations (consisting
        primarily of marketable securities) (Note 3)                                       709,830
                                                                      -------------   -------------

            TOTAL CURRENT ASSETS                                            26,900       1,154,543
                                                                      -------------   -------------

                                                                      $     26,900    $  1,154,543
                                                                      =============   =============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES
   Note payable                                                       $      7,000    $
   Accounts payable and accrued expenses                                   115,839         115,000
   Liability from sales of common stock subsequently
        rescinded (Note 4)                                                  24,900
   Net liabilities of discontinued operations (Note 3)                                     419,687
   Income taxes payable from discontinued operations (Note 3)               32,000          72,000
                                                                      -------------   -------------

            TOTAL CURRENT LIABILITIES                                      179,739         606,687
                                                                      -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 3 and 4)
   Common stock, $.001 par value; authorized - 25,000,000 shares;
        issued and outstanding - 5,000,000 shares (pro forma)  at
        December 31, 1994  and 9,728,412 shares at September 30, 1995        9,729           5,000
   Additional paid-in capital                                              252,652          (4,000)
   Retained earnings (deficit) (deficit  of $330,822 accumulated
        since May 1, 1995)                                                (415,220)        546,856
                                                                      -------------   -------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       (152,839)        547,856
                                                                      -------------   -------------

                                                                      $     26,900    $  1,154,543
                                                                      =============   =============


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995





                                                                          1994              1995
                                                                      ------------      ------------
EXPENSES
   General and administrative                                         $                $     97,966
   Consulting fees (Note 3)                                                                   2,000
                                                                      ------------     -------------

             TOTAL EXPENSES                                                                  99,966
                                                                      ------------     -------------

LOSS FROM CONTINUING OPERATIONS                                                             (99,966)

INCOME (LOSS)  FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES (Note 3)                                            100,332
                                                                      ------------     -------------

NET INCOME (LOSS)                                                     $    100,332     $    (99,966)
                                                                      ============     =============

NET INCOME (LOSS) PER COMMON SHARE
   Loss from continuing operations                                    $                $       (.01)
   Income (loss) from discontinued operations                                  .02
                                                                      ------------     -------------

   Net income (loss)                                                  $        .02     $       (.01)
                                                                      ============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 1)                                           6,000,000        8,130,000
                                                                      ============     =============


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                        AND CUMULATIVE FROM MAY 1, 1995

                                                                                                       CUMULATIVE
                                                                                                          FROM
                                                                                                         MAY 1,
                                                                           1994            1995           1995
                                                                      -------------     -----------    -----------
EXPENSES
   General and administrative                                         $               $     97,966   $     97,966
   Consulting fees (Note 3)                                                                152,000        152,000
   Write-off of advances to terminated acquisition (Note 4)                                 80,856         80,856
   Write-off of advances to related party (Note 3)                                         431,751
                                                                      -------------   -------------  -------------

             TOTAL EXPENSES                                                                762,573        330,822
                                                                      -------------   -------------  -------------

LOSS FROM CONTINUING OPERATIONS                                                           (762,573)      (330,822)

INCOME (LOSS)  FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES (Note 3)                                            340,031        (199,503)
                                                                      -------------   -------------  -------------

NET INCOME (LOSS)                                                     $    340,031    $   (962,076)  $   (330,822)
                                                                      =============   =============  =============

NET INCOME (LOSS) PER COMMON SHARE
   Loss from continuing operations                                    $               $       (.09)
   Income (loss) from discontinued operations                                  .06            (.03)
                                                                      -------------   -------------

   Net income (loss)                                                  $        .06    $       (.12)
                                                                      =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 1)                                           6,000,000       8,130,000
                                                                      =============   =============



     See accompanying notes to condensed consolidated financial statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                        AND CUMULATIVE FROM MAY 1, 1995

                                                                                                       CUMULATIVE
                                                                                                          FROM
                                                                                                         MAY 1,
                                                                           1994            1995           1995
                                                                      -------------   -------------  -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
       Loss from continuing operations                                 $              $   (762,573)  $   (330,822)
       Adjustments to reconcile loss from continuing operations
         to net cash provided by (used in) operating activities:
              Write-off of advances to related party                                       431,751
              Depreciation                                                   4,779
              Shares of common stock issued for services                                    63,925         63,925
              Changes in operating assets and liabilities:
                   Increase (decrease) in -
                       Income taxes payable from discontinued
                         operations                                         72,000         (40,000)
                       Accounts payable and accrued expenses                               115,839         55,999
                                                                       ------------   -------------  -------------

     Net cash provided by (used in) continuing operations                   76,779        (191,058)      (210,898)
     Net cash provided by (used in) discontinued operations                 92,388         (29,360)
                                                                       ------------   -------------  -------------
     Net cash provided by (used in) operating activities                   169,167        (220,418)      (210,898)
                                                                       ------------   -------------  -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
       (Increase) decrease in advances to related party, net              (434,495)          2,920
       Purchases of furniture and equipment                                 (5,000)
                                                                       ------------   -------------  -------------

     Net cash provided by (used) in investing activities                  (439,495)          2,920
                                                                       ------------   -------------  -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                              283,000           7,000          7,000
      Sale of common stock                                                                 202,456        202,456
      Liability from sales of common stock subsequently rescinded                           24,900         24,900
                                                                      -------------   -------------  -------------

     Net cash provided by financing activities                             283,000         234,356        234,356
                                                                      -------------   -------------  -------------

   NET INCREASE IN CASH                                                     12,672          16,858         23,458

   CASH, Beginning of period                                                 8,152           6,600
                                                                      -------------   -------------  -------------

   CASH, End of period                                                $     20,824    $     23,458   $     23,458
                                                                      =============   =============  =============


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                        AND CUMULATIVE FROM MAY 1, 1995


1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization - American Sports History Incorporated, a Nevada corporation, was organized on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). As used in this report, the "Company" refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.

Basis of Presentation - For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). The historical financial statements prior to August 21, 1995 are those of Infinet. Effective May 1, 1995, the Company commenced the business of developing, publishing and distributing a variety of nostalgic sports magazines. Accordingly, the historical operations of Infinet have been classified as discontinued operations in the accompanying consolidated financial statements. Although planned principal operations have commenced, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stage, and therefore cumulative results of operations and cash flows have been presented.

     The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1995, the results of operations for the three months and nine months ended September 30, 1994 and 1995 and cumulative from May 1, 1995, and the changes in cash flows for the nine months ended September 30, 1994 and 1995 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1994 is derived from Infinet's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, the Current Reports on Form 8-K dated September 7, 1995 and July 18, 1996, and the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1995, as filed with the Securities and Exchange Commission.

     The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1995.

Net Income (Loss) Per Common Share - In August 1995, ASH issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction which has been accounted for as a reverse acquisition. As a result, net income
(loss) per common share is presented on a pro forma basis, and has been calculated as if the previously issued and the new common shares had been outstanding during the three months and nine months ended September 30, 1994 and 1995.


2.  GOING CONCERN

     The Company will require a minimum of approximately $5,000,000 of operating capital through December 1997 to implement its business plan of developing, publishing and distributing a variety of nostalgic sports magazines, which the Company is attempting to raise through the sale of its common stock. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis and at an acceptable cost to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations.
In addition, even if the Company does raise sufficient operating capital through the sale of its common stock, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

3.  ACQUISITION OF INFINET, INC.

     ASH entered into an Agreement dated August 21, 1995, pursuant to which it acquired from Infinet's sole stockholder, Jeane Hays, 100% of the capital stock of Infinet, in exchange for which it issued 5,000,000 shares of its restricted common stock. The 5,000,000 shares of common stock represented approximately 83.3% of the issued and outstanding shares of ASH's common stock, which is the only class of its equity securities issued and outstanding. At the direction of Ms. Hays, the 5,000,000 shares of common stock were issued to her husband, Vincent M. Nerlino, and as a result, Mr. Nerlino may thus be deemed to have acquired control of ASH from Capital General Corporation, David R. Yeaman and Krista Castleton. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced efforts to develop, publish and distribute a variety of nostalgic sports magazines. Accordingly, the historical operations of Infinet have been classified as discontinued operations in the accompanying consolidated financial statements. In conjunction with its acquisition by ASH, Infinet also transferred substantially all of its assets (consisting primarily of marketable securities) and certain of its liabilities, the net carrying value of which was approximately $119,000, to its former sole stockholder, thereby reducing outstanding accrued liabilities to the stockholder by the same amount. ASH had no assets or operations prior to May 1995.

     ASH had previously entered into an Agreement dated May 24, 1995, to acquire 100% of the outstanding capital stock of Fans Publishing, Inc., an Arizona corporation ("Fans"), a publisher of nostalgic sports magazines, of which Mr. Nerlino was a director and 21% shareholder. Infinet had made non-interest bearing advances to Fans aggregating $431,751 ($434,671 at December 31, 1994) to finance its operations, which were determined to be uncollectible and were charged to operations at June 30, 1995. It was subsequently determined that the acquisition of Fans by ASH was not feasible due to the deteriorating financial condition of Fans. Accordingly, this transaction was never consummated and no shares of ASH's common stock were issued. However, in anticipation of the completion of this transaction, the prior officers and directors of ASH resigned effective May 31, 1995, and Mr. Nerlino was appointed as the sole director and President of ASH.

     The Company agreed to pay Capital General Corporation a fee of $150,000 for services rendered with respect to the terminated acquisition of Fans and the completed acquisition of Infinet, of which $75,000 was paid during May and June 1995, and an additional $10,000 was paid during the three months ended September 30, 1995. The $150,000 fee was charged to operations at June 30, 1995.

     During May and June 1995, prior to the determination that the acquisition of Fans was not feasible, ASH advanced $79,800 to Fans for operating expenses, which was charged to operations at June 30, 1995. During the three months ended September 30, 1995, ASH advanced an additional $1,056 to Fans, which was charged to operations as of June 30, 1995. In addition, during July 1995, Infinet advanced $2,750 to Fans, which was charged to Infinet's operations as of June 30, 1995.


4.  ISSUANCE OF COMMON STOCK

     During May and June 1995, the Company sold 432,728 shares of common stock for $154,800. During the three months ended September 30, 1995, the Company issued 3,345,484 shares of common stock. Of such amount, 152,984 shares of common stock were sold for $72,556 and 3,192,500 shares of common stock were issued for services rendered to officers, employees and consultants (including 200,000 shares to Capital General Corporation), which were valued at $63,925.

     As a result of the determination that the acquisition of Fans was not feasible, ASH made a rescission offer to certain purchasers of its common stock. Purchasers who had paid $24,900 for 49,800 shares elected to accept such rescission offer. The obligation resulting from the rescission of the sale of these shares has been recorded as a liability at September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

     Effective August 21, 1995, ASH acquired Infinet. For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced efforts to develop, publish and distribute a variety of nostalgic sports magazines. Accordingly, the historical operations of Infinet have been classified as discontinued operations in the accompanying consolidated financial statements. Although planned principal operations have commenced, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stage.


Consolidated Statements of Operations:

Three Months Ended September 30, 1994 and 1995 -

     During the three months ended September 30, 1995, general and administrative expenses were $97,966, including 3,192,500 shares of common stock issued to officers, employees and consultants, which were valued at $63,925. Consulting fees consisted of 200,000 shares of common stock issued to Capital General Corporation which were valued at $2,000.

Nine Months Ended September 30, 1994 and 1995 -

     During the nine months ended September 30, 1995, general and administrative expenses were $97,966, including 3,192,500 shares of common stock issued to officers, employees and consultants, which were valued at $63,925. Consulting fees consisted of the $150,000 fee payable to Capital General Corporation for services rendered, and 200,000 shares of common stock issued to Capital General Corporation which were valued at $2,000.

     During the nine months ended September 30, 1995, ASH's advances to Fans during May through July 1995 of $80,856 were charged to operations. During the three months and six months ended June 30, 1995, Infinet's aggregate advances to Fans of $431,751 were charged to operations.


Consolidated Financial Condition - September 30, 1995:

Liquidity and Capital Resources -

     The Company will require a minimum of approximately

$5,000,000 of operating capital through December 1997 to implement its business plan of developing, publishing and distributing a variety of nostalgic sports magazines, which the Company is attempting to raise through the sale of its common stock. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis and at an acceptable cost to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations.
In addition, even if the Company does raise sufficient operating capital through the sale of its common stock, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

     During May and June 1995, the Company sold 432,728 shares of common stock for $154,800. During the three months ended September 30, 1995, the Company issued 3,345,484 shares of common stock. Of such amount, 152,984 shares of common stock were sold for $72,556 and 3,192,500 shares of common stock were issued for services rendered to officers, employees and consultants (including 200,000 shares to Capital General Corporation), which were valued at $63,925.

     The Company agreed to pay Capital General Corporation a fee of $150,000 for services rendered with respect to the terminated acquisition of Fans and the completed acquisition of Infinet, of which $75,000 was paid during May and June 1995, and an additional $10,000 was paid during the three months ended September 30, 1995. The $150,000 fee was charged to operations at June 30, 1995.

     During May and June 1995, prior to the determination that the acquisition of Fans was not feasible, ASH advanced $79,800 to Fans for operating expenses, which was charged to operations at June 30, 1995. During the three months ended September 30, 1995, ASH advanced an additional $1,056 to Fans, which was charged to operations as of June 30, 1995. In addition, during July 1995, Infinet advanced $2,750 to Fans, which was charged to Infinet's operations as of June 30, 1995.

     As a result of the determination that the acquisition of Fans was not feasible, ASH made a rescission offer to certain purchasers of its common stock. Purchasers who had paid $24,900 for 49,800 shares elected to accept such rescission offer. The obligation resulting from the rescission of the sale of these shares has been recorded as a liability at September 30, 1995.

     In order to conserve working capital, the Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

       Exhibit
       Number      Description
       -------     -----------
          2        Agreement between National Logistics, Inc. and
                   Infinet dated August 21, 1995, previously filed as
                   Exhibit 2 to the Company's Current Report on Form 8-K
                   dated September 7, 1995, and incorporated herein by
                   reference.

          3 Amendment to the Articles of Incorporation to change the name of the Company from Fans Holdings, Inc. to American Sports History Incorporated, filed with the
                   Office of the Secretary of State of the State of Nevada on September 20, 1995.

         27        Financial Data Schedule (electronic filing only)

         (b)  Reports on Form 8-K -

           Three Months Ended September 30, 1995:

           (1) The Company filed a Current Report on Form 8-K dated July 24, 1995, to report a change in certifying accountant effective May 31, 1995 (Item
4).

           (2) The Company filed a Current Report on Form 8-K dated September 7, 1995, to report a change in control of the Company effective May 31, 1995 (Item 1) and the acquisition of Infinet, Inc. effective August 21, 1995 (Item
2).

           (3) The Company filed a Current Report on Form 8-K/A dated July 18, 1996, to provide the historical audited financial statements of Infinet, Inc. as of and for the fiscal years ended July 31, 1995 and 1994 (Item 7).

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMERICAN SPORTS HISTORY INCORPORATED
                                         (Registrant)




Date:  July 31, 1996          By:  /s/ VINCENT M. NERLINO
                                   ----------------------------
                                   Vincent M. Nerlino
                                   President
                                   (Duly authorized officer and
                                    acting principal financial
                                    officer)