Form 10KSB
period 1995-12-31
AMERICAN SPORTS HISTORY INC
filed 1996-09-09
CIK 894566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________


                       Commission file number: 33-55254-46


                      AMERICAN SPORTS HISTORY INCORPORATED
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                               87-0485307
- -------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


         18-I Heritage Drive, Chatham, New Jersey             07928
- --------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code:  (201) 635-0665


Securities registered under Section 12(b) of the Exchange Act:
                                      None

Securities registered under Section 12(g) of the Exchange Act:
                                      None


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /

                                  (continued)

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer had no revenues from continuing operations for its most recent fiscal year ended December 31, 1995.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing bid and ask prices on April 29, 1996 of $2.00 and $4.50, respectively, was $14,181,739.

     As of April 29, 1996, the issuer had 11,631,112 shares of its common stock issued and outstanding or to be issued.

     Documents incorporated by reference:   None.

     Transitional Small Business Disclosure Format:
                                 Yes / / No /X/

     Total sequentially numbered pages in this document:  37.

     Exhibit index page number:  26.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS


Organization:

     The Company was incorporated in the state of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). As used in this document, the "Company" refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.

Business:

     ASH entered into an Agreement dated August 21, 1995, pursuant to which it acquired from Infinet's sole stockholder, Jeane Hays Nerlino, 100% of the capital stock of Infinet, in exchange for 5,000,000 shares of ASH's restricted common stock. The 5,000,000 shares of common stock represented approximately 83.3% of the issued and outstanding shares of ASH's common stock, which is the only class of its equity securities issued and outstanding. At the direction of Mrs. Nerlino, the 5,000,000 shares of common stock were issued to her husband, Vincent M. Nerlino, and as a result, Mr. Nerlino may thus be deemed to have acquired control of ASH from David R. Yeaman and Krista Castleton, the previous officers and directors of ASH, and from Capital General Corporation, both of whom may be deemed to have been the Company's "parents" and "promoters" pursuant to the rules and regulations promulgated under the Securities Act of 1933. Mr. Yeaman and Ms. Castleton control and have beneficial ownership of the shares of common stock owned directly and indirectly by Capital General Corporation, and exercise shared voting power and shared investment power with respect to such shares.

     In conjunction with its acquisition by ASH, Infinet transferred substantially all of its assets (consisting primarily of marketable securities) and certain of its liabilities, the net carrying value of which was approximately $119,000, to its former sole stockholder, thereby reducing outstanding accrued liabilities to the stockholder by the same amount.

     For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although planned principal operations have commenced, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stage.

     ASH had previously entered into an Agreement dated May 24, 1995, to acquire 100% of the outstanding capital stock of Fans Publishing, Inc., an Arizona corporation ("Fans"), the publisher of "DIAMOND" magazine, a nostalgic baseball magazine, of which Mr. Nerlino was a director and 21% shareholder and Ronald J. Bianchi was an officer, director and 10% shareholder. Infinet had made non-interest bearing advances to Fans aggregating $431,751 ($434,671 at December 31, 1994) to finance its operations. In addition, ASH made advances to Fans for operating expenses of $80,856 during 1995. It was subsequently determined that the acquisition of Fans by ASH was not feasible due to the deteriorating financial condition of Fans. Accordingly, the advances to Fans by Infinet and ASH were determined to be uncollectible and were charged to operations during the year ended December 31, 1995. This transaction was never consummated and no shares of ASH's common stock were issued. However, in anticipation of the completion of this transaction, the previous officers and directors of ASH resigned effective May 31, 1995, and Mr. Nerlino was appointed as the sole director and President of ASH.

     The Company agreed to pay Capital General Corporation a fee of $150,000 for services rendered with respect to the abandoned acquisition of Fans and the completed acquisition of Infinet, of which $85,000 was paid during the year ended December 31, 1995. The Company also issued 200,000 shares of common stock to Capital General Corporation for additional services rendered during 1995, which were valued at $2,000. The aggregate fee to Capital General Corporation of $152,000 was charged to operations during the year ended December 31, 1995.

Product Development Strategy:

     The Company intends to focus its efforts on becoming a multi-media publishing company with its primary focus on producing historical sports magazines covering America's five major professional sports: football, baseball, basketball, hockey and soccer. Major league sports are a dominating interest to the American public, who not only has a passion for the current season's highlights, but also a profound fascination with historical statistics, former players and nostalgic moments from past famous games. The Company was conceived to chronicle the heritage of American sports history, and to become recognized as the definitive source for historical sports content by sport enthusiasts of all ages. The Company intends to capitalize on the current trend in sports nostalgia and the increased growth of the general sports marketplace, as well as the worldwide development of, and desire for, American sports products. The Company also intends to market sports memorabilia, and through its entertainment division, to produce sports-related videos and television productions.

     The Company intends to launch GRIDIRON, a historical chronicle focusing on the 75 years of the National Football League as its first publication. This magazine is expected to premiere in late 1996 as a monthly publication. Subject to the availability of working capital, during 1997 the Company plans to develop and launch magazines for baseball ("BASES"), basketball ("REPLAY"), hockey ("SLAPSHOT") and soccer ("CORNER KICK").

     The Company has copyrighted the custom-designed logos that have been designed for each magazine. The Company intends to file a trademark application for "American Sports History," and intends to trademark each of the previously stated magazine names once publication has commenced. In addition, once publication has commenced, the Company intends to copyright each issue and each story contained therein.

     The Company will require a minimum of approximately $5,000,000 of operating capital through December 1997 to implement its business plan of publishing a variety of nostalgic sports magazines. The Company intends to attempt to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

Marketing and Distribution:

     In order to reach its intended customer, the sports-oriented retail consumer who purchases several magazines per month, management intends to utilize promotional advertising that will be coordinated both independently and cooperatively with other sports publications, radio and television media, sports events, consumer products, specialty retail distributors and other organizations and associations.

     The Company intends to introduce a broad-based subscriber acquisition program, which will include direct to consumer communications through various media, and which may include a video premium offer. The Company anticipates that the standard cost for an annual subscription for the football magazine "GRIDIRON" will be $24.95. Individual copies are expected to sell for $3.95 at retail.

     The Company also intends to offer a subscription program in conjunction with participating major league teams. A brochure offering a subscription will be handed out at the end of each game to patrons leaving the stadium. In addition, single copies of the Company's magazines will be sold in each stadium's souvenir concession stores. Public announcements by the announcers in the stadiums and messages on the stadium's electronic scoreboards will be utilized to inform fans about the Company's magazines. Major league teams will receive a commission based on subscriptions received as a result of this program.

     The Company has identified several national specialty distributors to assist in positioning the Company's magazines in various specialty direct retail outlets (baseball and memorabilia shops, local and national retail stores (sporting goods and equipment stores), as well as other retail environments throughout the United States and possibly foreign points of distribution. These distributors will be responsible for the marketing of this specialty direct program, as well as the distribution of the Company's magazines. This program, if and when implemented, will augment the Company's efforts in the areas of direct mail and subscription services and national newsstand distribution.

     Whenever possible, the specialty retail program will be based on a non-return policy, although the Company expects that it may have to offer some type of a billing program. General newsstand distribution will generally be on a standard return basis. Depending on return policies and the specific market, the Company expects that its wholesale price will range from 40% to 50% of the expected newsstand price of $3.95.

     The Company will also be reviewing opportunities in the areas of bundling and cross-promotions programs containing magazines, T-shirts and coupons.

License Agreements:

     On January 12, 1996, the Company entered into a Licensing Agreement with the National Football League Alumni, Inc. ("NFLA") for a period of six years ending on December 31, 2001, to utilize certain NFLA marks. The Company will pay NFLA a royalty equal to 8% of net sales, with a minimum royalty over the six year term of

$1,500,000. The Company issued 300,000 shares of the its common stock with a stipulated value of $5.00 per share to the NFLA as payment for the $1,500,000 minimum royalty, and agreed to issue up to an additional 300,000 shares to cover future royalty payments to the NFLA. The Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission, which has not yet been done.

     On May 28, 1996, the Company entered into a Licensing Agreement with Gage Marketing Group, LLC ("Gage"), an exclusive agent for NFLA, for a period of five years ending on May 14, 2001. The Company paid $100,000 for the right to be the presenting sponsor of the January 1996 Alumni Player of the Year Awards Dinner. Gage granted the Company the rights to the video footage of that dinner. Gage also granted the Company the right to sponsor future dinners and market the video footage of those dinners. The Company will pay Gage a royalty equal to 8% of net sales, with a minimum royalty over the five year term of $1,250,000. The Company issued 250,000 shares of its common stock with a stipulated value of $5.00 per share to Gage as payment for the $1,250,000 minimum royalty. Upon request by Gage, the Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission. The Company also agreed to pay $600,000 in cash for the rights to be the presenting sponsorship of the dinner, payable $100,000 by September 15, 1996, $100,000 by November 15, 1996, and $100,000 on each of September 1, 1997, 1998, 1999 and
2000.

     On January 30, 1996, the Company entered into a Purchase Agreement with Vernon Nobles to acquire a film library consisting of 16 hours of sports footage film and the license rights to use 36 hours of footage from the Historic Footage film library (which is unrelated to sports). The Company agreed to pay $600,000 by issuing 120,000 shares of the Company's restricted common stock with a stipulated value of $5.00 per share. The Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares are not sufficient to generate $600,000 in proceeds to the seller.

Competition:

     There is significant competition among sports magazines, including such well known and widely circulated magazines as "Sports Illustrated," "Sport" and "Inside Sports." All of these magazines are published by entities which are significantly better capitalized than the Company, which have significantly larger facilities, and which employ a larger number of personnel who have more experience than the Company's employees. In addition, the Company is in competition with other magazines which provide reading entertainment and which may divert the spending of discretionary income from purchasing the Company's magazines.

     The Company intends to compete against other sports magazines by providing a unique, high-quality product focusing on historical professional sporting events and personalities.

Employees:

     As of June 30, 1996, the Company had 3 employees, all of whom were full-time employees. (see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT"). The Company periodically retains outside consultants to perform certain corporate administrative tasks.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company does not currently own, and does not anticipate acquiring, any real estate, principal plants and/or other property.

     The Company occupies its Scottsdale, Arizona editorial offices on a month-to-month basis at a monthly rent of $1,043. The Company currently operates its corporate offices from office facilities provided by its President on a month-to-month basis without charge.


ITEM 3.   LEGAL PROCEEDINGS

     On June 30, 1996, a Default Judgment was entered against Infinet, the Company's wholly-owned subsidiary, and Vincent M. Nerlino, the President and principal shareholder of the Company. Mr. Nerlino has filed a Motion to Set Aside the Entry of Default (the "Motion") and Infinet filed a similar motion on September 4, 1996. Mr. Nerlino has filed briefs on his Motion and is currently awaiting the setting of a date for a hearing on such Motion.

     The entry of the Default Judgment is the result of a Cross-Complaint filed by William Brin, former President of Fans Publishing, Inc., against Infinet, Jeane Hays Nerlino, the wife of Vincent M. Nerlino and the former sole stockholder of Infinet, and Vincent M. Nerlino, a former director and shareholder of Fans Publishing, Inc., among others, in Superior Court of Arizona, Maricopa County, Case No. CV 95-18275. The Cross-Complaint seeks indemnification should any award be obtained in the underlying suit (the "Complaint") together with punitive and compensatory damages according to proof and attorneys' fees.

     The Complaint was filed by Dr. Craig B. Pearson against Fans Publishing, Inc., Mr. Nerlino, Mrs. Nerlino, Mr. Brin, Mr. Bianchi and others, alleging, among other things, fraudulent sale of securities, breach of contract, fraud and breach of fiduciary duties. Dr. Pearson is seeking, among other things, actual damages of $600,000, punitive damages, and attorneys' fees.

     The court proceeding is in an early stage and no discovery procedures have begun. The Company, Infinet, Mr. Nerlino, Mrs. Nerlino and Mr. Bianchi deny any wrongdoing and intend to vigorously defend their actions. However, there is no assurance that they will be successful in their respective defenses. The Company is in the development stage and has minimal resources so that any substantial settlement or verdict against the Company, Mr. Nerlino and/or Mr. Bianchi would have a material adverse effect on the Company.

     On August 2, 1996, attorneys for Robert T. Wheeler ("Wheeler") notified the Company that a complaint would be filed against it, Mr. Nerlino and Mrs. Nerlino, among others, in the Superior Court of the State of Arizona in and for the County of Maricopa, unless Wheeler's $200,000 equity investment in the Company, plus interest and costs, was immediately returned. Wheeler is demanding rescission of his investment based upon an allegation that the Company failed to timely register Wheeler's securities with the Securities and Exchange Commission. Settlement negotiations are currently being held between the Company and Wheeler. However, there is no assurance that this matter will be satisfactorily resolved without a lawsuit being filed. Although the Company denies any wrongdoing and, if a lawsuit is filed, it will vigorously defend against it, there is no assurance that the Company will be successful in its defense. A verdict again the Company, if a lawsuit is filed in this matter, would have a material adverse effect upon the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a)  Market Information:

     The Company's common stock has been traded in the over-the-counter market on the NASD's Electronic Bulletin Board under the symbol "ASPH" since September 20, 1995. Prior to that date, there was no market for the Company's common stock. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market." The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. The information set forth below was provided by the National Quotation Bureau, Inc.

Fiscal Year Ended December 31, 1995:

Quarter                  High                 Low
- ---------                -----                -----
   3 (1)                $2.00                 $.001
   4                     2.50                  .01

- -------------
(1) For the period September 20, 1995 through September 30, 1995.


     (b)  Holders:

                                          Approximate number of
                                          of Record Holders (as
          Title of Class                   of April 29, 1996)
          --------------                   ------------------
          Common stock, $.001 par value           436  (1)

- -------------
(1) Included in the number of stockholders of record are three record holders who hold 500,100 shares of common stock as nominees or under "street name."


     (c)  Dividends:

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the

Company's board of directors and will depend, among other factors, on earnings and debt service requirements, as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future (see "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

     Effective August 21, 1995, ASH acquired Infinet. For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced efforts to publish a variety of nostalgic sports magazines. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although planned principal operations have commenced, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stage.


Statements of Operations -

Years Ended December 31, 1994 and 1995:

     During the year ended December 31, 1995, general and administrative expenses were $306,061, including 3,632,500 shares of common stock issued to consultants, employees and officers (see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table"), which were valued at $222,925. In addition, consulting fees were $152,000, consisting of the $150,000 fee payable to Capital General Corporation for services rendered, and 200,000 shares of common stock issued to Capital General Corporation which were valued at $2,000.

     As a result of the Company's determination during 1995 that the acquisition of Fans was not feasible, advances to Fans by ASH and Infinet of $80,856 and $431,751, respectively, were charged to operations during the year ended December 31, 1995.

     During the year ended December 31, 1995, the Company had a net loss of $1,169,908, consisting of a net loss from continuing operations of $970,406 and a net loss from discontinued operations of $199,502. During the year ended December 31, 1994, the Company had net income of $436,882, consisting of net income from discontinued operations of $436,882.

     As of December 31, 1995, the Company was a development stage company that had not yet generated any revenues from operations. The Company expects to incur significant continuing general and administrative expenses, including compensation and fees to officers and directors, without any commensurate operating revenues, until such time as it is able to commence revenue-generating operations. The commencement of such revenue- generating operations will require that the Company raise substantial working capital, most likely from the sale of its equity securities, and then publish at least one nostalgic sports magazine. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in publishing one or more nostalgic sports magazine.


Financial Condition - December 31, 1995:

     The Company will require a minimum of approximately $5,000,000 of operating capital through December 1997 to implement its business plan of publishing a variety of nostalgic sports magazines. The Company intends to attempt to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

     During the year ended December 31, 1995, the Company sold 663,612 shares of common stock for $266,456, which included detachable warrants to purchase 663,612 shares of common stock at an exercise price of $.75 per share for a one year period commencing October 6, 1995. In addition, during the year ended December 31, 1995, the Company issued 3,632,500 shares of common stock for services rendered to employees, consultants and officers (including 200,000 shares to Capital General Corporation), which were valued at $222,925 (see "ITEM
10. EXECUTIVE COMPENSATION - Summary Compensation Table").

     The Company agreed to pay Capital General Corporation a fee of $150,000 for services rendered with respect to the abandoned acquisition of Fans and the completed acquisition of Infinet, of which $85,000 was paid during the year ended December 31, 1995. The Company also issued 200,000 shares of common stock to Capital General Corporation for additional services rendered during 1995, which were valued at $2,000. The aggregate fee to Capital General Corporation of $152,000 was charged to operations during the year ended December 31, 1995.

     As a result of the determination that the acquisition of Fans was not feasible, ASH made a rescission offer to certain purchasers of its common stock. Purchasers who had paid $24,900 for 49,800 shares elected to accept such rescission offer. The obligation resulting from the rescission of the sale of these shares has been recorded as a liability at December 31, 1995.

     Management of the Company believes that it will be able to sustain limited operations during the year ending December 31, 1996, with the cash resources generated by the continuing sale of small amounts of common stock, and through management's ability to control discretionary expenditures. Except for the Company's employment agreement with its President and the contract with Gage, the Company has no fixed expenses. During the year ended December 31, 1995, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.


ITEM 7.   FINANCIAL STATEMENTS

     The financial statements are listed at "Index to Financial Statements" in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 31, 1995, the Company dismissed Smith & Company, Salt Lake City, Utah, as the Company's independent accountants, and engaged Hollander, Gilbert & Co., Los Angeles, California, as the Company's new independent accountants. The dismissal of Smith & Company and the retention of Hollander, Gilbert & Co. was approved by the unanimous consent of the Company's Board of Directors on May 31, 1995. Prior to the engagement of Hollander, Gilbert & Co., the Company did not consult with such firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

     Smith & Company audited the Company's financial statements for the years ended December 31, 1993 and 1994, and issued unqualified opinions for each of such years. During the years ended December 31, 1993 and 1994, and the period from January 1, 1995 to May 30, 1995, there were no disagreements with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Smith & Company, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements.

     The Company has provided Smith & Company with a copy of the disclosures contained herein, and has requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) regarding its involvement with the Company as independent accountants and, if not, stating the respects in which it does not agree. A copy of Smith & Company's letter is attached as an exhibit to this report.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of June 30, 1996. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws is also provided.


Name                  Age    Positions             Director Since
- ----                  ---    ---------             --------------
Vincent M. Nerlino     61    President, Chief      May 31, 1995
                             Executive Officer,
                             Chief Financial
                             Officer, Secretary
                             and Director

Ronald J. Bianchi      50    Vice President,       August 1, 1996
                             Editor-in-Chief
                             and Director

Ronald Cooper          42    Vice President
                             and Publisher

     There are no family relationships among directors and executive officers.

Biographies of Directors and/or Officers:

     Vincent M. Nerlino - Mr. Nerlino has been President, Chief Executive Officer, Chief Financial Officer, Secretary and a Director since May 31, 1995. Prior to acquiring control of the Company, Mr. Nerlino was a registered securities representative providing investment and financial advice from 1975 until 1995, and served as a vice president with Paine Webber, an associate director with Bear Stearns & Co., Inc. and senior vice president with Oppenheimer & Co., Inc. Mr. Nerlino was previously a director and shareholder of Fans Publishing, Inc. (see "ITEM 1. DESCRIPTION OF BUSINESS - Business" and "ITEM 3. LEGAL PROCEEDINGS" for information regarding Fans Publishing, Inc. and related litigation involving Mr. Nerlino).

     Ronald J. Bianchi - Mr. Bianchi has been Vice President and Editor-in-Chief since August 21, 1995, and has been a Director since August 1, 1996. Prior to joining the Company, Mr. Bianchi accumulated 25 years of experience in the communications industry, including positions as both a journalist and in public relations. He was the former editor of the Arlington (VA) News and a columnist for the Phoenix (AZ) Gazette, as well as Cox Publications' Arizona Spirit. Prior to joining the Company, Mr. Bianchi was a co-founder of "DIAMOND" magazine, which featured articles of nostalgic baseball history and players and which was published by Fans Publishing, Inc. Mr. Bianchi was previously an officer, director and shareholder of Fans Publishing, Inc. (see "ITEM 1. DESCRIPTION
OF BUSINESS - Business" and "ITEM 3. LEGAL PROCEEDINGS" for information regarding Fans Publishing, Inc. and related litigation involving Mr. Bianchi).

     Ronald Cooper - Mr. Cooper has been Vice President and Publisher since June 28, 1996. Prior to joining the Company, Mr. Cooper spent 18 years in the magazine publishing business, including publisher of Arizona Living Magazine, associate publisher and advertising director for Skymall, and director of advertising for Phoenix Magazine.

Compliance with Section 16(a) of the Exchange Act:

     The Company does not have any securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and accordingly, the Company's officers, directors and affiliates are not required to file any Forms 3, 4 and/or 5.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

Name and                              Annual Compensation
Principal                             -------------------
Position                              Salary        Other
- --------                              ------        -----
Vincent M. Nerlino                    $ -0-       $13,425 (1)
President, Chief Executive
 Officer, Chief Financial
 Officer and Secretary

Ronald J. Bianchi                       -0-        10,000 (2)
Vice President and
 Editor-in-Chief

Ronald Cooper                           -0-         1,000 (3)
Vice President and
 Publisher

- ----------------------
(1) Consists of 1,342,500 shares of common stock issued to Mr. Nerlino as consideration for his entering into his employment agreement that were valued at $13,425 (see "Employment Agreement").

(2) Consists of 1,000,000 shares of common stock issued to Mr. Bianchi for services rendered during 1995 that were valued at $10,000.

(3) Consists of 100,000 shares of common stock issued to Mr. Cooper for services rendered during 1995 that were valued at $1,000.

Employment Agreement:

     The Company entered into a employment agreement with Vincent M. Nerlino for a period of five years beginning on January 1, 1996 and ending on December 31, 2000, pursuant to which Mr. Nerlino will serve as the Company's President and Chief Executive Officer. The employment agreement provides for base annual compensation of $200,000 and an annual bonus of 7.5% of pretax operating profits in excess of $200,000 in 1996, $1,000,000 in 1997, $1,500,000 in 1998,
$2,000,000 in 1999 and $2,500,000 in 2000. Mr. Nerlino will also be provided with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's base annual compensation. As an inducement for Mr. Nerlino to enter into the employment agreement, the Company issued 1,342,500 shares of common stock to Mr. Nerlino which were valued at $13,425 and charged to operations at December 31, 1995.

Stock Option Plan:

     Effective June 28, 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "Plan"), which the Company intends to submit to the stockholders for approval within one year from the date of adoption. The Plan provides for the grant to the Company's employees, officers and/or directors of stock options that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The Plan provides for the grant of stock options to purchase up to an aggregate of 1,000,000 shares of common stock. Options may be granted for terms of up to 10 years. Options are to be granted at exercise prices at least equal to the fair market value of the Company's common stock at the date of grant (110% of the fair value in the case of options granted to greater than 10% shareholders). Option are subject to early forfeiture upon termination of employment with the Company. The Plan terminates on June 28, 2006.

     The members of the Board of Directors control in excess of 50% of the currently outstanding shares of common stock, and intend to vote for the adoption of the Plan when it is submitted to the stockholders for approval. As a result of the expected adoption of the Plan, on June 28, 1996, the Company granted stock options to purchase shares of common stock as set forth below. All stock options granted are incentive stock options unless otherwise noted.

                     Shares Subject      Exercise   Expiration
Option Holder          to Option          Price        Date
- -------------          ---------          -----        ----
Vincent M. Nerlino       200,000           $.55       6/28/01
Vincent M. Nerlino
 (non-statutory)         300,000            .50       6/28/06
Ronald J. Bianchi        200,000            .50       6/28/06
Ronald Cooper             50,000            .50       6/28/06

Board of Directors:

     Directors of the Company are reimbursed for travel expenses incurred in attending such meetings. During the fiscal year ended December 31, 1995, there were no meetings of the Board of Directors, with all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 1995.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to a security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws.

     As of April 29, 1996, the Company had authorized 25,000,000 shares of its common stock, $.001 par value, of which 11,631,112 shares were issued and outstanding or to be issued.

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of April 29, 1996. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address         Amount and Nature of   Percent of Shares
of Beneficial Owner      Beneficial Ownership    of Common Stock
- -------------------      --------------------    ---------------
Vincent M. Nerlino            6,667,500 (1)           55.0%
18-I Heritage Drive
Chatham, NJ 07928

Ronald J. Bianchi             1,200,000 (2)           10.1%
18-I Heritage Drive
Chatham, NJ 07928

Ronald Cooper                   150,000 (3)            1.3%
18-I Heritage Drive
Chatham, NJ 07928

All Directors and
 Officers as a
 Group (3 persons)            8,017,500 (4)           64.8%

- -------------------
(1) Includes 500,000 shares of common stock issuable upon exercise of stock options (see "ITEM 10. EXECUTIVE COMPENSATION Stock Option Plan"), 2,225,000 shares of common stock owned by Jeane Hays Nerlino, the wife of Vincent M. Nerlino, and 1,500,000 shares of common stock owned by Vincent M. Nerlino as custodian for Michael Nerlino, who is the minor son of Vincent M. and Jeane Hays Nerlino. Excludes 440,000 shares of common stock, including 20,000 shares of common stock issuable upon the exercise of 20,000 common stock purchase warrants, owned by various members of Mr. Nerlino's extended family over which Mr. Nerlino does not exercise voting or investment power.

(2) Includes 200,000 shares of common stock issuable upon exercise of a stock option (see "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plan").

(3) Includes 50,000 shares of common stock issuable upon exercise of a stock option (see "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plan").

(4) Includes 750,000 shares of common stock issuable upon exercise of stock options (see "ITEM 10. EXECUTIVE COMPENSATION - Stock Option Plan").

Changes in Control:

     There are no contractual or other arrangements known to the Company which may later result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ASH entered into an Agreement dated August 21, 1995, pursuant to which it acquired from Infinet's sole stockholder, Jeane Hays Nerlino, 100% of the capital stock of Infinet, in exchange for 5,000,000 shares of ASH's restricted common stock. The 5,000,000 shares of common stock represented approximately 83.3% of the issued and outstanding shares of ASH's common stock, which is the only class of its equity securities issued and outstanding. At the direction of Mrs. Nerlino, the 5,000,000 shares of common stock were issued to her husband, Vincent M. Nerlino, and as a result, Mr. Nerlino may thus be deemed to have acquired control of ASH from David R. Yeaman and Krista Castleton, the previous officers and directors of ASH, and from Capital General Corporation, both of whom may be deemed to have been the Company's "parents" and "promoters" pursuant to the rules and regulations promulgated under the Securities Act of 1933. Mr. Yeaman and Ms. Castleton control and have beneficial ownership of the shares of common stock owned directly and indirectly by Capital General Corporation, and exercise shared voting power and shared investment power with respect to such shares.

     ASH had previously entered into an Agreement dated May 24, 1995, to acquire 100% of the outstanding capital stock of Fans Publishing, Inc., an Arizona corporation ("Fans"), the publisher of "DIAMOND" magazine, a nostalgic baseball magazine, of which Mr. Nerlino was a director and 21% shareholder and Ronald J. Bianchi was an officer, director and 10% shareholder. Infinet had made non-interest bearing advances to Fans aggregating $431,751 ($434,671 at December 31, 1994) to finance its operations. In addition, ASH made advances to Fans for operating expenses of $80,856 during 1995. It was subsequently determined that the acquisition of Fans by ASH was not feasible due to the deteriorating financial condition of Fans. Accordingly, the advances to Fans by Infinet and ASH were determined to be uncollectible and were charged to operations during the year ended December 31, 1995. This transaction was never consummated and no shares of ASH's common stock were issued. However, in anticipation of the completion of this transaction, the previous officers and directors of ASH resigned effective May 31, 1995, and Mr. Nerlino was appointed as the sole director and President of ASH.

     The Company agreed to pay Capital General Corporation a fee of $150,000 for services rendered with respect to the abandoned acquisition of Fans and the completed acquisition of Infinet, of which $85,000 was paid during the year ended December 31, 1995. The Company also issued 200,000 shares of common stock to Capital General Corporation for additional services rendered during 1995, which were valued at $2,000. The aggregate fee to Capital General Corporation of $152,000 was charged to operations during the year ended December 31, 1995.

     In conjunction with its acquisition by ASH, Infinet transferred substantially all of its assets (consisting primarily of marketable securities) and certain of its liabilities, the net carrying value of which was approximately $119,000, to its former sole stockholder, thereby reducing outstanding accrued liabilities to the stockholder by the same amount.

     During the year ended December 31, 1995, the Company issued shares of common stock to related parties as set forth below. For additional information regarding shares of common stock issued to officers, see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table" and "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                                                Shares of Common
     Recipient                                    Stock Issued
     ---------                                    ------------
     Vincent M. Nerlino (reverse acquisition)        5,000,000
     Vincent M. Nerlino (employment agreement)       1,342,500
     Jeane Hays Nerlino (services rendered)            250,000
     Ronald J. Bianchi (services rendered)           1,000,000
     Ronald Cooper (services rendered)                 100,000
     Capital General Corporation (services
       rendered)                                       200,000
     International Investment Associates
       (services rendered)                             600,000

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit
 Number     Description of Document

 ------     -----------------------

  2 Agreement between National Logistics, Inc. and Infinet, Inc. dated August 21, 1995

  3.1 Articles of Incorporation of National Logistics, Inc. filed in the office of the Secretary of State of the State of Nevada on August 9, 1990

  3.2 Amendment to the Articles of Incorporation of National Logistics, Inc. to change the name of the corporation to Fans Holdings, Inc., filed in the office of the Secretary of State of the State of Nevada on June 30, 1995

  3.3 Amendment to the Articles of Incorporation of Fans Holdings, Inc. to change the name of the corporation to American Sports History Incorporated, filed in the office of the Secretary of State of the State of Nevada on September 20, 1995

  3.4       Bylaws of National Logistics, Inc.

  10.1 Licensing Agreement between American Sports History Incorporated and the National Football League Alumni, Inc. dated January 12, 1996

  10.2 Purchase Agreement between American Sports History Incorporated and Vernon Nobles dated February 2, 1996

  10.3 Licensing Agreement between American Sports History Incorporated and Gage Marketing Group, LLC dated May 28, 1996

  10.4      American Sports History 1996 Stock Incentive Plan

  16 Letter addressed to the Securities and Exchange Commission from Smith & Company dated July 21, 1995

  21 Subsidiaries of the Registrant: Infinet, Inc. - incorporated in the state of Delaware

  27        Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K:  Three months ended December 31,
          1995 - None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN SPORTS HISTORY INCORPORATED
                            ------------------------------------
                                        (Registrant)


Date:  September 6, 1996          By:  /s/ VINCENT M. NERLINO
                                       -------------------------
                                       Vincent M. Nerlino
                                       President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  September 6, 1996          By:  /s/ VINCENT M. NERLINO
                                       -------------------------
                                       Vincent M. Nerlino
                                       President and Director
                                       (Chief Executive,
                                       Financial and Accounting
                                       Officer)





Date:  September 6, 1996          By:  /s/ RONALD J. BIANCHI
                                       -------------------------
                                       Ronald J. Bianchi
                                       Vice President and
                                       Director

                      AMERICAN SPORTS HISTORY INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following documents are filed as part of this report:

                                                          Page Numbers
                                                          ------------
     Report of Independent Auditors -
      Hollander, Gilbert & Co.                                 28

     Consolidated Balance Sheets -
      December 31, 1994 and 1995                               29

     Consolidated Statements of Operations -
      Years ended December 31, 1994 and
      1995, and cumulative from May 1, 1995                    30

     Consolidated Statements of Shareholders'
      Equity (Deficiency) -
      Years ended December 31, 1994 and 1995                   31

     Consolidated Statements of Cash Flows -
      Years ended December 31, 1994 and
      1995, and cumulative from May 1, 1995                    32

     Notes to Consolidated Financial Statements -
      Years ended December 31, 1994
      and 1995, and cumulative from May 1, 1995              33-37

                      AMERICAN SPORTS HISTORY INCORPORATED

                                INDEX TO EXHIBITS

Exhibit
Number     Description of Document
- ------     -----------------------

  2        Agreement between National Logistics, Inc.
           and Infinet, Inc. dated August 21, 1995

  3.1      Articles of Incorporation of National
           Logistics, Inc. filed in the office of the Secretary of State of the State of Nevada on August 9, 1990

  3.2      Amendment to the Articles of Incorporation
           of National Logistics, Inc. to change the
           name of the corporation to Fans Holdings,
           Inc., filed in the office of the Secretary
           of State of the State of Nevada on June 30,
           1995

  3.3 Amendment to the Articles of Incorporation of Fans Holdings, Inc. to change the name of the corporation to American Sports
           History Incorporated, filed in the office of the Secretary of State of the State of Nevada on September 20, 1995

  3.4      Bylaws of National Logistics, Inc.

 10.1      Licensing Agreement between American Sports
           History Incorporated and the National
           Football League Alumni, Inc. dated January
           12, 1996

 10.2      Purchase Agreement between American Sports
           History Incorporated and Vernon Nobles
           dated February 2, 1996

 10.3      Licensing Agreement between American Sports
           History Incorporated and Gage Marketing
           Group, LLC dated May 28, 1996

 10.4      American Sports History 1996 Stock Incentive
           Plan

 16        Letter addressed to the Securities and
           Exchange Commission from Smith & Company dated July 21, 1995

                      AMERICAN SPORTS HISTORY INCORPORATED

Exhibit
Number     Description of Document
- ------     -----------------------

 21        Subsidiaries of the Registrant:
           Infinet, Inc. - incorporated in the
           state of Delaware

 27        Financial Data Schedule (electronic
           filing only)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
American Sports History Incorporated

We have audited the consolidated balance sheets of American Sports History Incorporated and subsidiary (A Development Stage Company) as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Sports History Incorporated and subsidiary (A Development Stage Company) as of December 31, 1994 and 1995, and the results of their operations, shareholders' equity (deficiency) and cash flows for the years then ended and cumulative from May 1, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 5 to the financial statements, the Company's significant operating loss, significant capital requirements and the uncertainty with respect to the outcome of legal proceedings raise substantial doubt about the Company's ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                       Hollander, Gilbert & Co.


Los Angeles, California
May 30, 1996,
except for Note 5 on legal
proceedings, as to which the
date is August 2, 1996

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                                                           1994                 1995
                                                                           ----                 ----
                                     ASSETS
CURRENT ASSETS
   Cash                                                                 $     6,600        $     6,626
   Advances to related party (Note 3)                                       434,671
   Other assets                                                               3,442              8,442
   Net assets of discontinued operations (consisting
        primarily of marketable securities)                                 709,830
                                                                        -----------        -----------
            TOTAL  CURRENT ASSETS                                         1,154,543             15,068
                                                                        -----------        -----------
                                                                        $ 1,154,543        $    15,068
                                                                        ===========        ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                $   115,000        $    85,839
   Liability from sales of common stock subsequently
        rescinded (Note 6)                                                                      24,900
   Net liabilities of discontinued operations                               419,687
   Income taxes payable from discontinued operations                         72,000             32,000
                                                                        -----------        -----------
            TOTAL  CURRENT LIABILITIES                                      606,687            142,739
                                                                        -----------        -----------
SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 6)
   Common stock, $.001 par value; authorized - 25,000,000 shares;
       issued and outstanding - 5,000,000 shares (pro forma) at
       December 31, 1994 and 10,296,112 shares at December 31, 1995           5,000             10,297
   Additional paid-in capital                                                (4,000)           485,084
   Retained earnings (accumulated deficit) (deficit of $538,655
        accumulated since May 1, 1995)                                      546,856           (623,052)
                                                                        -----------        -----------
            TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                         547,856           (127,671)
                                                                        -----------        -----------
                                                                        $ 1,154,543        $    15,068
                                                                        ===========        ===========

          See accompanying notes to consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1994 AND 1995
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                                       Cumulative
                                                                                                          from
                                                                                                          May 1,
                                                                     1994              1995                1995
                                                                  -----------       -----------        -----------
REVENUES
   Interest                                                       $                 $       262        $       262
                                                                  -----------       -----------        -----------
EXPENSES
   General and administrative                                                           306,061            306,061
   Consulting fees ( Note 3)                                                            152,000            152,000
   Write-off of advances to terminated acquisition (Note 3)                              80,856             80,856
   Write-off of advances to related party (Note 3)                                      431,751
                                                                  -----------       -----------        -----------
             TOTAL EXPENSES                                                             970,668            538,917
                                                                  -----------       -----------        -----------
LOSS FROM CONTINUING OPERATIONS                                                        (970,406)          (538,655)
INCOME (LOSS)  FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                                436,882          (199,502)
                                                                  -----------       -----------        -----------
NET INCOME (LOSS)                                                 $   436,882       $(1,169,908)       $  (538,655)
                                                                  ===========       ===========        ===========
NET INCOME (LOSS) PER COMMON SHARE
   Loss from continuing operations                                $                 $      (.13)
   Income (loss) from discontinued operations                             .07              (.03)
                                                                  -----------       -----------
   Net income (loss)                                              $       .07       $      (.16)
                                                                  ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                               6,000,000         7,720,000
                                                                  ===========        ===========

          See accompanying notes to consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1994 AND 1995

                                                                                               Retained
                                                    Common Stock                               Earnings
                                             --------------------------      Additional      (Accumulated
                                                Shares          Amount    Paid-in Capital      Deficit)          Total
                                             ----------       ---------   ---------------    ------------     -----------
BALANCE, December 31, 1993                    5,000,000       $   5,000       $  (4,000)     $   109,974      $   110,974
Net income                                                                                       436,882          436,882
                                             ----------       ---------       ---------      -----------      -----------
BALANCE, December 31, 1994                    5,000,000           5,000          (4,000)         546,856          547,856
Shares issued to pre-merger shareholders      1,000,000           1,000           4,000                             5,000
Shares issued for services                    3,632,500           3,633         219,292                           222,925
Sale of common stock                            663,612             664         265,792                           266,456
Net loss                                                                                      (1,169,908)      (1,169,908)
                                             ----------       ---------       ---------      -----------      -----------
BALANCE, December 31, 1995                   10,296,112       $  10,297       $ 485,084      $  (623,052)     $  (127,671)
                                             ==========       =========       =========      ===========      ===========

          See accompanying notes to consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1994 AND 1995
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                                            Cumulative
                                                                                                              from
                                                                                                              May 1,
                                                                             1994             1995             1995
                                                                          ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss from continuing operations                                       $                $(970,406)       $(538,655)
    Adjustments to reconcile loss from continuing operations
      to net cash provided by (used in) operating activities:
           Write-off of advances to related party                                            431,751
           Depreciation                                                       4,779
           Shares of common stock issued for services                                        222,925          222,925
           Changes in operating assets and liabilities:
                Other assets                                                                  (5,000)          (5,000)
                Income taxes payable from discontinued operations            72,000          (40,000)
                Accounts payable and accrued expenses                       115,000           25,939           36,000
                                                                          ---------        ---------        ---------
     Net cash provided by (used in) continuing operations                   191,779         (334,791)        (284,730)
     Net cash provided by discontinued operations                            56,340           40,541
                                                                          ---------        ---------        ---------
     Net cash provided by (used in) operating activities                    248,119         (294,250)        (284,730)
                                                                          ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in advances to related party, net                  (394,671)           2,920
    Purchases of furniture and equipment                                     (5,000)
                                                                          ---------        ---------        ---------
              Net cash provided by (used) in investing activities          (399,671)           2,920
                                                                          ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes                                          150,000
   Sale of common stock                                                                      266,456          266,456
   Liability from sales of common stock subsequently rescinded                                24,900           24,900
                                                                          ---------        ---------        ---------
              Net cash provided by financing activities                     150,000          291,356          291,356
                                                                          ---------        ---------        ---------
NET  INCREASE IN CASH                                                        (1,552)              26            6,626
CASH, Beginning of period                                                     8,152            6,600
                                                                          ---------        ---------        ---------
CASH, End of period                                                       $   6,600        $   6,626        $   6,626
                                                                          =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

During 1995, Infinet transferred marketable equity securities with a market value of $105,000 and a carrying value of $234,375 to a creditor as repayment of outstanding liabilities of $105,000.

On August 21, 1995, Infinet transferred its cash, investments and furniture and equipment and its note payable and certain other liabilities to its sole stockholder, thereby reducing outstanding liabilities due to the stockholder by the same amount.

          See accompanying notes to consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization -The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). As used in this document, the "Company" refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.

         Basis of Presentation - ASH entered into an Agreement dated August 21, 1995, pursuant to which it acquired from Infinet's sole shareholder, Jeane Hays Nerlino 100% of the capital stock of Infinet, in exchange for 5,000,000 shares of ASH's restricted common stock representing approximately 83.3% of the issued and outstanding shares of ASH's common stock. At the direction of Mrs. Nerlino, the 5,000,000 shares of common stock were issued to her husband, Vincent M. Nerlino and, as a result, Mr. Nerlino may thus be deemed to have acquired control of ASH from David R. Yeaman and Krista Castleton, the previous officers and directors of ASH, and from Capital General Corporation, both of whom may be deemed to have been the Company's "parents" and "promoters" pursuant to the rules and regulations promulgated under the Securities Act of 1933. Mr. Yeaman and Ms. Castleton control and have beneficial ownership of the shares of common stock owned directly and indirectly by Capital General Corporation, and exercise shared voting power and shared investment power with respect to such shares.

         For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although planned principal operations have commenced, since the Company has not generated any revenues from operations, the Company is still considered to be in the development stage.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Income Taxes - The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

         Net Income (Loss) per Common Share - In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction which has been accounted for as a reverse acquisition. As a result, net income (loss) per common share is presented on a pro forma basis, and has been calculated as if the previously issued and the new common shares had been outstanding during the years ended December 31, 1994 and 1995.

2.       GOING CONCERN

         Significant Operating Loss - The Company incurred a net loss of $1,169,908 for the year ended December 31, 1995, resulting in an accumulated deficit of $623,052 and a shareholders' deficiency of $127,671.

         Significant Capital Requirements - The Company will require a minimum of $5,000,000 of operating capital through December 1997 to implement its business plan of publishing a variety of nostalgic sports magazines. The Company intends to attempt to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       TRANSACTIONS WITH RELATED PARTIES

         In conjunction with the acquisition of Infinet, Infinet also distributed its cash, investments and furniture and fixtures and its note payable and certain other liabilities, the net carrying value of which was approximately $119,000 as of July 31,1995, to its sole shareholder, Jeane Hays Nerlino, thereby reducing outstanding accrued liabilities due to the shareholder by the same amount.

         ASH had previously entered into an Agreement dated May 24, 1995 to acquire 100% of the outstanding capital stock of Fans Publishing, Inc., an Arizona corporation. ("Fans"), the publisher of "DIAMOND" magazine, a nostalgic baseball magazine, of which Mr. Nerlino was a director and 21% shareholder and Ronald J. Bianchi was an officer, director and 10% shareholder. Infinet had made non-interest bearing advances to Fans to finance its operations totaling $431,751 ($434,671 at December 31, 1994). In addition, ASH made advances to Fans for operating expenses of $80,856 during 1995. It was subsequently determined that the acquisition was not feasible due to the deteriorating financial condition of Fans. Accordingly, the advances to Fans by Infinet and ASH were determined to be uncollectible and were charged to operations during the year ended December 31,

         1995. This transaction was never consummated and no shares of ASH's common stock were issued. However, in anticipation of the completion of this transaction, the previous officers and directors of ASH resigned effective May 31, 1995, and Mr. Nerlino was appointed as the sole director and President of ASH.

         The Company agreed to pay Capital General Corporation a fee of $150,000 and 200,000 shares of its common stock valued at $2,000 for services rendered with respect to the Company's terminated acquisition of Fans and the completed acquisition of Infinet.

4.       INCOME TAXES

         There were no provisions for income taxes for the years ended December 31, 1994 and 1995. The Company has federal tax net operating loss carry forwards of approximately $620,000 which is available to offset future taxable income, expiring through 2010. The utilization of such carry forwards will be limited by the change in ownership. The Company has not recorded any deferred tax asset as a result of the net operating loss carry forwards as it has provided a 100% allowance against this asset.

5.       COMMITMENTS AND CONTINGENCIES

         Employment Agreement - The Company entered into a five year employment agreement with Vincent Nerlino beginning on January 1, 1996 and terminating on December 31, 2000 pursuant to which Mr. Nerlino serves as the Company's President and Chief Executive Officer. The employment agreement provides for base annual compensation of $200,000 and an annual bonus of 7.5% of pretax operating profits in excess of $200,000 in 1996, $1,000,000 in 1997, $1,500,000 in 1998, $2,000,000 in 1999 and
         $2,500,000 in 2000. The Company shall provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's base annual compensation. As an inducement for Mr. Nerlino to enter into the employment agreement, the Company issued him 1,342,500 shares of its common stock valued at $13,425, which was charged to operations at December 31, 1995.

         Legal Proceedings - On June 30, 1996, a default judgment was entered against Infinet, Inc. ("Infinet"), a wholly-owned subsidiary of the Company, and against Vincent Nerlino, the Company's President/Director and principal shareholder. Mr. Nerlino has filed a Motion to Set Aside the Entry of Default (the "Motion") and Infinet filed a similar motion on September 4, 1996. Mr. Nerlino has filed briefs on his motion and is currently awaiting the setting of a date for a hearing on such motion. The entry of the default judgment is the result of a Cross-Complaint filed by William Brin, former President of Fans Publishing, Inc. ("Fans"), against Infinet, Jeane Hays Nerlino, the wife of Vincent Nerlino and the former sole shareholder of Infinet, and Mr. Nerlino, a former director and shareholder of Fans, in Superior Court of Arizona. The Cross-Complaint seeks indemnification should any award be obtained in the underlying suit (the "Complaint") together with punitive and compensatory damages according to proof and attorneys' fees. The Complaint was filed by Dr. Craig B. Pearson against Mr. Nerlino, Mrs. Nerlino, Mr. Brin, Mr. Bianchi and others alleging, among other things, a fraudulent sale of securities, breach of contract, fraud and breach of fiduciary duties. Dr. Pearson is seeking, among other things, actual damages of $600,000, punitive damages and attorneys' fees. The court proceeding is in an early stage and no discovery procedures have begun. The Company, Infinet, Mr. Nerlino, Mrs. Nerlino and Mr. Bianchi deny any wrongdoing and intend to vigorously defend their actions. However, there is no assurance that they will be successful in their respective defenses. The Company is in the development stage and has minimal resources so that any substantial settlement or verdict against the Company, Mr. Nerlino and/or Mr. Bianchi would have a material adverse effect on the Company.

         On August 2, 1996, attorneys for Robert Wheeler ("Wheeler") notified the Company that a complaint would be filed against it, Mr. Nerlino and Mrs. Nerlino, among others, in the Superior Court of the State of Arizona in and for the County of Maricopa, unless Wheeler's $200,000 equity investment in the Company, plus interest and costs, was immediately returned. Wheeler is demanding rescission of his investment based upon an allegation that the Company failed to timely register Wheeler's securities with the Securities and Exchange Commission. Settlement negotiations are currently being held between the Company and Wheeler. However, there is no assurance that this matter will be satisfactorily resolved without a lawsuit being filed. Although the Company denies any wrongdoing and, if a lawsuit is filed, it will vigorously defend against it, there is no assurance that the Company will be successful in its defense. A verdict against the Company, if a lawsuit is filed, would have a material adverse effect on the Company.

6.       SHAREHOLDERS' EQUITY (DEFICIENCY)

         The authorized capital stock of the Company consists of 25,000,000 shares of common stock with $.001 par value.

         Private Placements - During 1995, the Company raised, net of rescission described below, $266,456 from the sale of 663,612 shares of its common stock in private placements. The shares sold included warrants to purchase a total of 663,612 shares of common stock at an exercise price of $.75 per share which are exercisable during a one year period commencing October 6, 1995. The warrants are callable at the Company's option on 30 day prior written notice.

         As a result of the determination that the acquisition of Fans was not feasible, the Company made a rescission offer to certain purchasers of its common stock. Purchasers who had paid $24,900 for 49,800 shares elected to accept the such rescission offer. The obligation resulting from the rescission of the sale of these shares has been recorded as a liability at December 31, 1995.

         Shares Issued for Services - During the year ended December 31, 1995, the Company issued an aggregate of 3,632,500 shares of common stock valued at $222,925 for various employment, legal and consulting services rendered to the Company. Included in those shares were 1,342,500 shares issued to Mr. Nerlino (see Note 5), 250,000 shares issued to Jeane Hays Nerlino for creating and designing logos for the Company, 200,000 shares issued to Capital General Corporation (see Note
         3), 1,000,000 shares issued to Ronald Bianchi, the Company's Vice President and editor-in-chief, 100,000 shares issued to Ronald Cooper, the Company's Vice President of Publishing and 600,000 shares issued to International Investment Associates for services consisting of planning, preparing and negotiating certain contracts and seeking other strategic relations for the Company.

7.       SUBSEQUENT EVENTS

         On January 12, 1996, the Company entered into a licensing agreement with National Football League Alumni, Inc. ("NFLA") relating to the Company's use of certain trademarks owned or beneficially owned by NFLA. The license agreement is for the period beginning January 1, 1996 and ending on December 31, 2001. The Company will pay NFLA an amount equal to eight percent (8%) of all "Net Sales" of licensed products sold during the term of the license agreement ("Royalty") with a minimum Royalty of $1,500,000. The Company issued 300,000 shares of its common stock and agreed to issue additional shares, not to exceed 300,000 shares, to cover future Royalty payments to NFLA. The Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission, which has not yet been done.

         On May 28, 1996, the Company entered into a licensing agreement with Gage Marketing Group, LLC ("Gage"), an exclusive agent for the NFLA. The Company paid $100,000 for the right to be the presenting sponsor of the January 1996 Alumni Player of the Year Awards Dinner. Gage granted the Company rights to the video footage of that dinner. Gage also granted the Company the rights to sponsor future dinners and market the video footage of those dinners. The initial term is for the period beginning May 15, 1996 and ending on May 14, 2001. The Company will pay Gage an amount equal to eight percent (8%) of all "Net Sales" of licensed products ("Royalty") with a minimum Royalty of $1,250,000. The Company issued 250,000 shares of its common stock to cover future Royalty payments to Gage and agreed to pay $600,000 in cash for the rights to be the presenting sponsorship of the dinners, payable $100,000 by September 15, 1996, $100,000 by November 15, 1996 and
         $100,000 on each of September 1, 1997, 1998, 1999 and 2000. Upon request by Gage, the Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission.

         On January 30, 1996, the Company acquired a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from the Historic Footage film library (not related to sports) in exchange for 120,000 shares of the Company's common stock. The Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares are not sufficient to generate $600,000 proceeds to the seller.