Form 10QSB
period 1996-03-31
AMERICAN SPORTS HISTORY INC
filed 1996-09-18
CIK 894566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ____________

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              87-0485307
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                 18-I Heritage Drive, Chatham, New Jersey 07928
       -----------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (201) 635-0665

                                 Not applicable
       -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes __X__   No _____

     As of March 31, 1996, the issuer had 11,631,112 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:
                             Yes _____   No __X__

Total sequentially numbered pages in this document:  15.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              As of December 31, 1995 and March 31, 1996

              Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 1995 and 1996 and Cumulative from May 1, 1995

              Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 1995 and 1996 and Cumulative from May 1, 1995

              Condensed Consolidated Statements of Shareholders' Equity (Deficiency) -
              For the Period January 1, 1995 through March 31, 1996

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 1995 and 1996 and Cumulative from May 1, 1995

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           March 31,           December 31,
                                                                             1996                  1995
                                                                          -----------           ---------
                                     ASSETS

CURRENT ASSET
  Cash                                                                    $       401           $   6,626
                                                                          -----------           ---------
      TOTAL CURRENT ASSET                                                         401               6,626
                                                                          -----------           ---------
OTHER ASSETS
  Prepaid royalties (Note 3)                                                   75,000
  Film library (Note 3)                                                        30,000
  Other assets                                                                  8,442               8,442
                                                                          -----------           ---------
      TOTAL OTHER  ASSETS                                                     113,442               8,442
                                                                          -----------           ---------
                                                                          $   113,843           $  15,068
                                                                          ===========           =========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   153,339           $  85,839
  Due to officer                                                               53,153
  Liability from sales of common stock subsequently
    rescinded                                                                  22,260              24,900
  Income taxes payable from discontinued operations                            32,000              32,000
                                                                          -----------           ---------
      TOTAL  CURRENT LIABILITIES                                              260,752             142,739
                                                                          -----------           ---------
SHAREHOLDERS' DEFICIENCY (Note 4)
  Common stock, $.001 par value; authorized - 25,000,000 shares;
    issued and outstanding - 10,296,112 shares at December 31,
    1995 and 11,631,112 shares at March 31, 1996                               11,632              10,297
  Additional paid-in capital                                                1,018,749             485,084
  Accumulated deficit (deficit  of $1,092,893 accumulated
    since May 1, 1995)                                                     (1,177,290)           (623,052)
                                                                          -----------           ---------
      TOTAL SHAREHOLDERS' DEFICIENCY                                         (146,909)           (127,671)
                                                                          -----------           ---------
                                                                          $   113,843           $  15,068
                                                                          ===========           =========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                                         Cumulative
                                                                                                            from
                                                                                                            May 1,
                                                               1995                   1996                   1995
                                                            -----------           ------------           -----------
REVENUE
   Interest                                                 $                     $         94           $       356
                                                            -----------           ------------           -----------
EXPENSES
   General and administrative                                                          201,656               507,717
   Promotion  (Note 3)                                                                 100,000               100,000
   Consulting fees                                                                     252,500               404,500
   Write-off of advances to terminated acquisition                                                            80,856
   Interest                                                                                176                   176
                                                            -----------           ------------           -----------
             TOTAL EXPENSES                                                            554,332             1,093,249
                                                            -----------           ------------           -----------
LOSS FROM CONTINUING OPERATIONS                                                       (554,238)           (1,092,893)

INCOME  FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                           49,561
                                                            -----------           ------------           -----------
NET INCOME (LOSS)                                           $    49,561           $   (554,238)          $(1,092,893)
                                                            ===========           ============           ===========
NET INCOME (LOSS) PER COMMON SHARE
   Loss from continuing operations                          $                     $       (.05)
   Income  from discontinued operations                             .01
                                                            -----------           ------------
   Net income (loss)                                        $       .01           $       (.05)
                                                            ===========           ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING  (Note 1)                               6,000,000             10,970,000
                                                            ===========           ============

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
        YEAR ENDED DECEMBER 31, 1995 AND THREE MONTHS ENDED MARCH 31, 1996

                                                                                                 Retained
                                               Average      Common Stock                         Earnings
                                                Price   ---------------------    Additional    (Accumulated
                                    Dates     Per Share   Shares       Amount  Paid-in Capital   Deficit)          Total
                                 -----------  --------- ----------    -------    ----------     -----------     -----------
BALANCE, December 31, 1994                               5,000,000    $ 5,000    $   (4,000)    $   546,856     $   547,856

Shares issued to pre-merger
 shareholders                                            1,000,000      1,000         4,000                           5,000

Sale of common stock                6/95        $.34       410,912        411       139,545                         139,956

Shares issued for services       7/95-9/95      $.02     3,192,500      3,193        50,732                          53,925

Sale of common stock             7/95-9/95      $.50       125,000        125        62,375                          62,500

Shares issued for services       10/95-12/95    $.38       440,000        440       168,560                         169,000

Sale of common stock             10/95-12/95    $.50       127,700        128        63,872                          64,000

Net loss for the year ended
 December 31, 1995                                                                               (1,169,908)     (1,169,908)
                                                        ----------    -------    ----------     -----------     -----------
BALANCE, December 31, 1995                              10,296,112     10,297       485,084        (623,052)       (127,671)

Shares issued for services        1/96-3/96     $.44       390,000        390       169,610                         170,000

Shares issued for assets          1/96-3/96     $.25       420,000        420       104,580                         105,000

Sale of common stock              1/96-3/96     $.50       525,000        525       259,475                         260,000

Net loss for the three months
 ended March 31, 1996                                                                              (554,238)       (554,238)
                                                        ----------    -------    ----------     -----------     -----------
BALANCE, March 31, 1996                                 11,631,112    $11,632    $1,018,749     $(1,177,290)    $  (146,909)
                                                        ==========    =======    ==========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                   Cumulative
                                                                                      from
                                                                                     May 1,
                                                         1995          1996           1995
                                                      ---------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations                     $             $(554,238)    $(1,092.893)
  Adjustments to reconcile loss from continuing
    operations to net cash used in operating
    activities:
      Shares of common stock issued for services                      170,000         392,925
      Changes in operating assets and liabilities:
        (Increase) decrease in -
          Other assets                                                                 (5,000)
        Increase (decrease) in -
          Accounts payable and accrued expenses                        67,500         103,500
          Due to officer                                               53,000          53,000
                                                      ---------     ---------     -----------
  Net cash used in continuing operations                             (263,738)       (548,468)
  Net cash used in discontinued operations               (5,692)
                                                      ---------     ---------     -----------
  Net cash used in operating activities                  (5,692)     (263,738)       (548,468)
                                                      ---------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from officer                                                       153             153
  Sale of common stock                                                260,000         526,456
  Liability from sales of common stock
    subsequently rescinded                                             (2,640)         22,260
                                                      ---------     ---------     -----------
      Net cash provided by financing activities                       257,513         548,869
                                                      ---------     ---------     -----------
NET INCREASE (DECREASE) IN CASH                          (5,692)       (6,225)            401

CASH, Beginning of period                                 6,600         6,626
                                                      ---------     ---------     -----------
CASH, End of period                                   $     908     $     401     $       401
                                                      =========     =========     ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization - The Company was organized on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). As used in this document, the "Company" refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.

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

     The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1995 and 1996 and cumulative from May 1, 1995, and the changes in cash flows for the three months ended March 31, 1995 and 1996 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Income (Loss) Per Common Share - In August 1995, ASH issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction which has been accounted for as a reverse acquisition. As a result, net income per common share for the three months ended March 31, 1995 is presented on a pro forma basis, and has been calculated as if the previously issued and the new common shares had been outstanding during the three months ended March 31, 1995. Net loss per common share for the three months ended March 31, 1996 is calculated based on the weighted average number of common shares outstanding.

2.  GOING CONCERN

Significant Operating Loss - The Company incurred a net loss of $1,169,908 for the year ended December 31, 1995, resulting in an accumulated deficit of $623,052 and a shareholders' deficiency of $127,671 at December 31, 1995. For the three months ended March 31, 1996, the Company incurred a net loss of $554,238, resulting in an accumulated deficit of $1,177,290 and a shareholders' deficiency of $146,909 at March 31, 1996.

     The Company will require a minimum of $5,000,000 of operating capital through December 1997 to implement its business plan of publishing a variety of nostalgic sports magazines. The Company intends to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  ACQUISITION OF OTHER ASSETS

Film Library - On January 30, 1996, the Company acquired a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from the Historical Footage film library (not related to sports) in exchange for 120,000 shares of the Company's restricted common stock. The Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares are not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as film library.

Prepaid Royalties - On January 12, 1996, the Company entered into a licensing agreement with National Football League Alumni, Inc. ("NFLA") relating to the Company's use of certain trademarks owned or beneficially owned by NFLA. The license agreement is for the period beginning January 1, 1995 and ending on December 31, 2001. The Company will pay NFLA an amount equal to 8% of all "Net Sales" of licensed products sold during the term of the license agreement with a minimum royalty of $1,500,000. The Company issued 300,000 shares of its common stock and agreed to issue additional shares, not to exceed 300,000 shares, to cover future royalty payments to NFLA. The Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission, which has not yet been done. The Company valued the 300,000 shares of common stock issued to NFLA at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $75,000 as prepaid royalties.

     On May 28, 1996, the Company entered into a licensing agreement with Gage Marketing Group, LLC ("Gage"), an exclusive agent for the NFLA. The Company paid $100,000 for the right to be the presenting sponsor of the January 1996 NFLA Alumni Player of the Year Awards Dinner. Gage granted the Company rights to the video footage of that dinner. Gage also granted the Company the rights to sponsor future dinners and market the video footage of those dinners. The initial term is for the period beginning May 15, 1996 and ending on May 14, 2001. The Company will pay Gage an amount equal to 8% of all "Net Sales" of licensed products with a minimum royalty of $1,250,000. The Company issued 250,000 shares of its common stock to cover future royalty payments to Gage and agreed to pay $600,000 in cash for the rights to be the presenting sponsorship of the dinners, payable

$100,000 by September 15, 1996, $100,000 by November 15, 1996 and $100,000 on
each of September 1, 1997, 1998, 1999 and 2000. Upon request by Gage, the Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission.

4.  ISSUANCE OF COMMON STOCK

     During the three months ended March 31, 1996, the Company issued 1,335,000 shares of common stock. Of such amount, 420,000 shares were issued in conjunction with the NFLA agreement and the acquisition of the Nobles film library and were valued at $105,000, 525,000 shares of common stock were sold for net proceeds of $260,000, and 390,000 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $170,000.

5.  LEGAL PROCEEDINGS

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

     The entry of the Default Judgment is the result of a Cross-Complaint filed by William Brin, the former President of Fans Publishing, Inc., against Infinet, Jeane Hays Nerlino, the wife of Vincent M. Nerlino and the former sole stockholder of Infinet, and Vincent M. Nerlino, a former director and shareholder of Fans Publishing, Inc., among others, in Superior Court of Arizona, Maricopa County, Case No. CV 95-18275. The Cross-Complaint seeks indemnification should any award be obtained in the underlying suit (the "Complaint") together with punitive and compensatory damages according to proof and attorneys' fees.

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

     On August 2, 1996, attorneys for Robert T. Wheeler ("Wheeler") notified the Company that a complaint would be filed against it, Mr. Nerlino and Mrs. Nerlino, among others, in the Superior Court of the State of Arizona in and for the County of Maricopa, unless Wheeler's $200,000 equity investment in the Company, plus interest and costs, was immediately returned. Wheeler is demanding rescission of his investment based upon an allegation that the Company failed to timely register Wheeler's securities with the Securities and Exchange Commission. Settlement negotiations are currently being held between the Company and Wheeler. However, there is no assurance that this matter will be satisfactorily resolved without a lawsuit being filed. Although the Company denies any wrongdoing and, if a lawsuit is filed, it will vigorously defend against it, there is no assurance that the Company will be successful in its defense. A verdict against the Company, if a lawsuit is filed in this matter, would have a material adverse effect upon the Company.

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

Statements of Operations:

Three Months Ended March 31, 1995 and 1996 -

     During the three months ended March 31, 1996, general and administrative expenses were $201,656, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees of $252,500 consisted of fees to consultants, employees and officers for services rendered. Promotion expenses of $100,000 consisted of the contractual costs relating to the January 1996 NFLA Alumni Player of the Year Awards Dinner.

     During the three months ended March 31, 1996, the Company had a net loss of $554,238. During the three months ended March 31, 1995, the Company had net income, all from discontinued operations, of $49,561.

Financial Condition - March 31, 1996:

Liquidity and Capital Resources -

     The Company will require a minimum of $5,000,000 of operating capital through December 1997 to implement its business plan of publishing a variety of nostalgic sports magazines. The Company intends to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

     During the three months ended March 31, 1996, the Company issued 1,335,000 shares of common stock. Of such amount, 420,000 shares were issued in conjunction with the NFLA agreement and the acquisition of the Nobles film library and were valued at $105,000, 525,000 shares of common stock were sold for net proceeds of $260,000, and 390,000 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $170,000.

     For information regarding threatened and pending litigation in which the Company is involved, see "NOTE 5. LEGAL PROCEEDINGS" of the Notes to Condensed Consolidated Financial Statements. A substantial settlement or verdict against the Company in any of these matters would have a material adverse effect on the Company.

     Management of the Company believes that it will be able to sustain limited operations during the year ending December 31, 1996, with the cash resources generated by the continuing sale of small amounts of common stock, and through management's ability to control discretionary expenditures. Except for the Company's employment agreement with its President and the contract with Gage, the Company has no fixed expenses. The Company intends to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

       Exhibit
       Number    Description
       ------    -----------

        10.1 Licensing Agreement between American Sports History Incorporated and the National Football League Alumni, Inc. dated January 12, 1996, previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto.

        10.2 Purchase Agreement between American Sports History Incorporated and Vernon Nobles dated February 2, 1996, previously filed as
                 Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto.

        10.3 Licensing Agreement between American Sports History Incorporated and Gage Marketing Group, LLC dated May 28, 1996, previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto.

        27       Financial Data Schedule (electronic filing only)


         (b)  Reports on Form 8-K:

              Three Months Ended March 31, 1996 - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERICAN SPORTS HISTORY INCORPORATED
                             ------------------------------------
                                         (Registrant)

                                  /s/ VINCENT M. NERLINO
Date:  September 16, 1996    By:  _______________________________
                                  Vincent M. Nerlino
                                  President
                                  (Duly authorized officer and
                                  principal financial officer)