Form 10QSB
period 1996-06-30
AMERICAN SPORTS HISTORY INC
filed 1996-09-18
CIK 894566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ____________

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
       -----------------------------------------------------------------
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

     As of June 30, 1996, the issuer had 11,894,862 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:
                             Yes _____   No __X__

Total sequentially numbered pages in this document:  17.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              As of December 31, 1995 and June 30, 1996

              Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 1995 and 1996 and Cumulative from May 1, 1995

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended June 30, 1995 and 1996 and Cumulative from May 1, 1995

              Condensed Consolidated Statements of Shareholders' Equity (Deficiency) -
              For the Period January 1, 1995 through June 30, 1996

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 1995 and 1996 and Cumulative from May 1, 1995

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     June 30,      December 31,
                                                                       1996            1995
                                                                    -----------     ---------
                                     ASSETS

CURRENT ASSET
  Cash                                                              $     1,693     $   6,626
                                                                    -----------     ---------
      TOTAL CURRENT ASSET                                                 1,693         6,626
                                                                    -----------     ---------

OTHER ASSETS
  Prepaid royalties (Note 3)                                            137,500
  Film library (Note 3)                                                  30,000
  Other assets                                                            8,442         8,442
                                                                    -----------     ---------
      TOTAL OTHER  ASSETS                                               175,942         8,442
                                                                    -----------     ---------
                                                                    $   177,635     $  15,068
                                                                    ===========     =========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   195,139     $  85,839
  Due to officer                                                        132,853
  Liability from sales of common stock subsequently
    rescinded                                                            22,260        24,900
  Income taxes payable from discontinued operations                      32,000        32,000
                                                                    -----------     ---------
      TOTAL  CURRENT LIABILITIES                                        382,252       142,739
                                                                    -----------     ---------
SHAREHOLDERS' DEFICIENCY (Note 4)
  Common stock, $.001 par value; authorized - 25,000,000 shares;
    issued and outstanding - 10,296,112 shares at December 31,
    1995 and 11,894,862 shares at June 30, 1996                          11,895        10,297
  Additional paid-in capital                                          1,098,486       485,084
  Accumulated deficit (deficit  of $1,230,601 accumulated
    since May 1, 1995)                                               (1,314,998)     (623,052)
                                                                    -----------     ---------
      TOTAL SHAREHOLDERS' DEFICIENCY                                   (204,617)     (127,671)
                                                                    -----------     ---------
                                                                    $   177,635     $  15,068
                                                                    ===========     =========

     See accompanying notes to condensed consolidated financial statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 1995 AND 1996

                                                          1995            1996
                                                      -----------     ------------
REVENUE
   Interest                                           $               $         69
                                                      -----------     ------------
EXPENSES
   General and administrative                                              104,477
   Consulting fees                                        150,000           33,300
   Write-off of advances to terminated acquisition         80,856
   Write-off of advances to related party                 431,751
                                                      -----------     ------------
             TOTAL EXPENSES                               662,607          137,777
                                                      -----------     ------------
LOSS FROM CONTINUING OPERATIONS                          (662,607)        (137,708)

LOSS FROM DISCONTINUED OPERATIONS,                       (249,063)
                                                      -----------     ------------
NET LOSS                                              $  (911,670)    $   (137,708)
                                                      ===========     ============
NET LOSS PER COMMON SHARE
   Loss from continuing operations                    $      (.11)    $       (.01)
   Loss from discontinued operations                         (.04)
                                                      -----------     ------------
   Net loss                                           $      (.15)    $       (.01)
                                                      ===========     ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING  (Note 1)                         6,000,000       11,890,000
                                                      ===========     ============

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                         Cumulative
                                                                                            from
                                                                                           May 1,
                                                             1995            1996           1995
                                                          ----------     -----------     -----------
REVENUE
   Interest                                               $              $       163     $       425
                                                          ----------     -----------     -----------
EXPENSES
   General and administrative                                                306,133         612,194
   Promotion  (Note 3)                                                       100,000         100,000
   Consulting fees                                           150,000         285,800         437,800
   Write-off of advances to terminated acquisition            80,856                          80,856
   Write-off of advances to related party                    431,751
   Interest                                                                      176             176
                                                          ----------     -----------     -----------
             TOTAL EXPENSES                                  662,607         692,109       1,231,026
                                                          ----------     -----------     -----------
LOSS FROM CONTINUING OPERATIONS                             (662,607)       (691,946)     (1,230,601)

LOSS FROM DISCONTINUED OPERATIONS                           (199,502)
                                                          ----------     -----------     -----------
NET LOSS                                                  $ (862,109)    $  (691,946)    $(1,230,601)
                                                          ==========     ===========     ===========
NET LOSS PER COMMON SHARE
   Loss from continuing operations                        $     (.11)    $      (.06)
   Loss from discontinued operations                            (.03)
                                                          ----------     -----------
   Net loss                                               $     (.14)    $      (.06)
                                                          ==========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING  (Note 1)                            6,000,000      11,890,000
                                                          ==========     ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
         YEAR ENDED DECEMBER 31, 1995 AND SIX MONTHS ENDED JUNE 30, 1996

                                                                                                          Retained
                                                 Average            Common Stock                          Earnings
                                                  Price      ----------------------      Additional     (Accumulated
                                    Dates       Per Share      Shares       Amount    Paid-in Capital     Deficit)         Total
                                 -----------    ---------    ----------    --------   ---------------   ------------    -----------
BALANCE, December 31, 1994                                    5,000,000    $  5,000     $    (4,000)     $   546,856    $   547,855

Shares issued to pre-merger
shareholders                                                  1,000,000       1,000           4,000                           5,000

Sale of common stock                6/95          $ .34         410,912         411         139,545                         139,956

Shares issued for services        7/95-9/95       $ .02       3,192,500       3,193          50,732                          53,925

Sale of common stock              7/95-9/95       $ .50         125,000         125          62,375                          62,500

Shares issued for services       10/95-12/95      $ .38         440,000         440         168,560                         169,000

Sale of common stock             10/95-12/95      $ .50         127,700         128          63,872                          64,000

Net loss for the year ended
December 31, 1995                                                                                         (1,169,908)    (1,169,908)
                                                             ----------     -------     -----------      -----------    -----------
BALANCE, December 31, 1995                                   10,296,112      10,297         485,084         (623,052)      (127,671)

Shares issued for services       1/96-3/96        $ .44         390,000         390         169,610                         170,000

Shares issued for assets         1/96-3/96        $ .25         420,000         420         104,580                         105,000

Sale of common stock             1/96-3/96        $ .50         525,000         525         259,475                         260,000

Net loss for the three months
ended March 31, 1996                                                                                        (554,238)      (554,238)
                                                             ----------     -------     -----------      -----------    -----------
BALANCE, March 31, 1996                                      11,631,112      11,632       1,018,749       (1,177,290)      (146,909)

Shares issued for assets         4/96-6/96        $ .25         250,000         250          62,250                          62,500

Sale of common stock, net of
costs                            4/96-6/96        $1.27          13,750          13          17,487                          17,500

Net loss for the three months
ended June 30, 1996                                                                                        (137,708)      (137,708)
                                                             ----------     -------     -----------      -----------    -----------
BALANCE, June 30, 1996                                       11,894,862     $11,895     $ 1,098,486      $(1,314,998)   $  (204,617)
                                                             ==========     =======     ===========      ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                            Cumulative
                                                                                               from
                                                                                               May 1,
                                                                  1995           1996           1995
                                                                ---------     ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss from continuing operations                             $(662,607)    $(691,946)    $(1,230,601)
    Adjustments to reconcile loss from continuing operations
      to net cash used in operating activities:
           Write-off of advances to related party                 431,751
           Shares of common stock issued for services                           170,000         392,925
           Changes in operating assets and liabilities:
               (Increase) decrease in -
                    Other assets                                                                 (5,000)
               Increase (decrease) in -
                    Reserve for advances with respect to
                      terminated acquisition                        1,056
                    Accounts payable and accrued expenses          75,000       109,300         145,300
                    Due to officer                                              106,000         106,000
                                                                ---------     ---------     -----------
     Net cash used in continuing operations                      (154,800)     (306,646)       (591,376)
     Net cash provided by discontinued operations                  (7,613)
                                                                ---------     ---------     -----------
     Net cash provided by (used in) operating activities         (162,413)     (306,646)       (591,376)
                                                                ---------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from officer                                                             26,853          26,853
   Sale of common stock, net of costs                             139,956       277,500         543,956
   Liability from sales of common stock
        subsequently rescinded                                     24,900        (2,640)         22,260
                                                                ---------     ---------     -----------
              Net cash provided by financing activities           164,856       301,713         593,069
                                                                ---------     ---------     -----------
NET INCREASE (DECREASE) IN CASH                                     2,443        (4,933)          1,693

CASH, Beginning of period                                           6,600         6,626
                                                                ---------     ---------     -----------
CASH, End of period                                             $   9,043     $   1,693     $     1,693
                                                                =========     =========     ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

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

     The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1995 and 1996 and cumulative from May 1, 1995, and the changes in cash flows for the six months ended June 30, 1995 and 1996 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Loss Per Common Share - In August 1995, ASH issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction which has been accounted for as a reverse acquisition. As a result, net loss per common share for the three months and six months ended June 30, 1995 is presented on a pro forma basis, and has been calculated as if the previously issued and the new common shares had been outstanding during the three months and six months ended June 30, 1995. Net loss per common share for the three months and six months ended June 30, 1996 is calculated based on the weighted average number of common shares outstanding.

2.  GOING CONCERN

Significant Operating Loss - The Company incurred a net loss of $1,169,908 for the year ended December 31, 1995, resulting in an accumulated deficit of $623,052 and a shareholders' deficiency of $127,671 at December 31, 1995. For the six months ended June 30, 1996, the Company incurred a net loss of $691,946, resulting in an accumulated deficit of $1,314,998 and a shareholders' deficiency of $204,617 at June 30, 1996.

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

     On May 28, 1996, the Company entered into a licensing agreement with Gage Marketing Group, LLC ("Gage"), an exclusive agent for the NFLA. The Company paid $100,000 for the right to be the presenting sponsor of the January 1996 NFLA Alumni Player of the Year Awards Dinner. Gage granted the Company rights to the video footage of that dinner. Gage also granted the Company the rights to sponsor future dinners and market the video footage of those dinners. The initial term is for the period beginning May 15, 1996 and ending on May 14, 2001. The Company will pay Gage an amount equal to 8% of all "Net Sales" of licensed products with a minimum royalty of $1,250,000. The Company issued 250,000 shares of its common stock to cover future royalty payments to Gage and agreed to pay $600,000 in cash for the rights to be the presenting sponsorship of the dinners, payable $100,000 by September 15, 1996, $100,000 by November 15, 1996 and $100,000 on each of
September 1, 1997, 1998, 1999 and 2000. Upon request by Gage, the Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission. The Company valued the 250,000 shares of common stock issued to Gage at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $62,500 as prepaid royalties.

4.  ISSUANCE OF COMMON STOCK

     During the six months ended June 30, 1996, the Company issued 1,335,000 shares of common stock. Of such amount, 670,000 shares were issued in conjunction with the NFLA and the Gage agreements and the acquisition of the Nobles film library and were valued at $167,500, 538,750 shares of common stock were sold for net proceeds of $277,500, and 390,000 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $170,000.

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

     The entry of the Default Judgment is the result of a Cross- Complaint filed by William Brin, the former President of Fans Publishing, Inc., against Infinet, Jeane Hays Nerlino, the wife of Vincent M. Nerlino and the former sole stockholder of Infinet, and Vincent M. Nerlino, a former director and shareholder of Fans Publishing, Inc., among others, in Superior Court of Arizona, Maricopa County, Case No. CV 95-18275. The Cross-Complaint seeks indemnification should any award be obtained in the underlying suit (the "Complaint") together with punitive and compensatory damages according to proof and attorneys' fees.

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

Statements of Operations:

Three Months Ended June 30, 1995 and 1996 -

     During the three months ended June 30, 1996, general and administrative expenses were $104,477, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees of $33,300 consisted of fees to consultants, employees and officers for services rendered.

     During the three months ended June 30, 1995, consulting fees of $150,000 consisted of a fee for services rendered by Capital General Corporation with respect to the Company's terminated acquisition of Fans Publishing, Inc. and the completed acquisition of Infinet. The write-off of advances to terminated acquisition of $80,856 and the write-off of advances to related party of $431,751 consisted of non-interest bearing advances to Fans Publishing, Inc. made by ASH and Infinet, respectively, that were determined to be uncollectible and were charged to operations during the three months ended June 30, 1995.

     During the three months ended June 30, 1996, the Company had a net loss of $137,708. During the three months ended June 30, 1995, the Company had a net loss of $911,670, consisting of a loss from continuing operations of $662,607 and a loss from discontinued operations of $249,063.

Six Months Ended June 30, 1995 and 1996 -

     During the six months ended June 30, 1996, general and administrative expenses were $306,133, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees of $285,800 consisted of fees to consultants, employees and officers for services rendered. Promotion expenses of $100,000 consisted of the contractual costs relating to the January 1996 NFLA Alumni Player of the Year Awards Dinner.

     During the six months ended June 30, 1995, consulting fees of $150,000 consisted of a fee for services rendered by Capital General Corporation with respect to the Company's terminated acquisition of Fans Publishing, Inc. and the completed acquisition of Infinet. The write-off of advances to terminated acquisition of $80,856 and the write-off of advances to related party of $431,751 consisted of non-interest bearing advances to Fans Publishing, Inc. made by ASH and Infinet, respectively, that were determined to be uncollectible and were charged to operations during the six months ended June 30, 1995.

     During the six months ended June 30, 1996, the Company had a net loss of $691,946. During the six months ended June 30, 1995, the Company had a net loss of $862,109, consisting of a loss from continuing operations of $662,607 and a loss from discontinued operations of $199,502.

Financial Condition - June 30, 1996:

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

     During the six months ended June 30, 1996, the Company issued 1,335,000 shares of common stock. Of such amount, 670,000 shares were issued in conjunction with the NFLA and the Gage agreements and the acquisition of the Nobles film library and were valued at $167,500, 538,750 shares of common stock were sold for net proceeds of $277,500, and 390,000 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $170,000.

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

              Three Months Ended June 30, 1996 - None

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