Form 10QSB
period 1996-09-30
AMERICAN SPORTS HISTORY INC
filed 1996-11-15
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
       Act of 1934

       For the quarterly period ended September 30, 1996

   [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange
       Act of 1934

       For the transition period from ____ to ____

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                           87-0485307
            ------                                       -----------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                         Identification Number)

                 18-I Heritage Drive, Chatham, New Jersey 07928
                 ----------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (201) 635-0665

                                 Not applicable
     -------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed  since last report.)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No( )

      As of September 30, 1996, the issuer had 12,024,862 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:    Yes ( ) No (X)

Total sequentially numbered pages in this document:    16.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX

Part I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) - As of September 30, 1996 and December 31, 1995

               Condensed Consolidated Statements of Operations
               (Unaudited-Three  Months Ended September 30, 1996 and 1995

               Condensed Consolidated Statements of Operations (Unaudited) - Nine Months Ended September 30, 1996 and 1995 and Cumulative from May 1, 1995


               Condensed Consolidated Statements of Shareholders' Equity (Unaudited) - For the Period January 1, 1995 through September 30, 1996

               Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 1996 and 1995 and Cumulative from May 1, 1995

               Notes to Condensed  Consolidated Financial Statements (Unaudited)
               - Three Months and Nine Months Ended September 30, 1995 and 1996 and Cumulative from May 1, 1995



     Item 2. Management's Discussion and Analysis or Plan of Operation

PART II.   OTHER INFORMATION

SIGNATURES

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      September 30, December 31,
                         ASSETS                            1996        1995
                         ------                       ------------  -----------
Current asset:
   Cash                                                $     1,071  $     6,626
                                                       -----------  -----------
       Total current assets                                  1,071        6,626
                                                       -----------  -----------
Other assets:
   Prepaid royalties                                       137,500
   Film library                                             30,000
   Other assets                                             13,442        8,442
                                                       -----------  -----------
       Total other assets                                  180,942        8,442
                                                       -----------  -----------
       Totals                                          $   182,013  $    15,068
                                                       ===========  ===========

          LIABILITIES AND SHAREHOLDERS' DEFICIENCY
          ----------------------------------------
Current liabilities:
   Accounts payable                                    $   207,514  $    85,839
   Notes payable                                            23,400
   Due to officer                                          201,853
   Liability from sales of common stock
       subsequently Rescinded                               22,260       24,900
   Income taxes payable from discontinued operations        32,000       32,000
                                                       -----------  -----------
       Total current liabilities                           487,027      142,739
                                                       -----------  -----------
Shareholders' deficiency:
   Common stock, par value $.001;  authorized
       25,000,000 shares; issued and outstanding
       (excluding shares subject to rescission
       12,024,862 and 10,296,112                            12,025       10,297
   Additional paid-in capital                            1,139,606      485,084
   Deficit accumulated in the development stage         (1,456,645)    (623,052)
                                                       -----------  -----------
       Total shareholders' deficiency                     (305,014)    (127,671)
                                                       -----------  -----------

       Totals                                          $   182,013  $    15,068
                                                       ===========  ===========

     See accompanying notes to condensed consolidated financial statements

                                                 .
               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                          1996          1995
                                                     ------------  ------------
Revenue:
   Interest income                                   $         24  $
                                                     ------------  ------------

Expenses:
   General and administrative                              81,421        97,966
   Promotion                                               25,000
   Consulting fees                                         35,250         2,000
                                                     ------------  ------------
      Total expenses                                      141,671        99,966
                                                     ------------  ------------

Net loss                                             $   (141,647) $    (99,966)
                                                     ============  ============

Net loss per common share:                           $     (0.01)  $      (0.01)
                                                     ============  ============
Weighted average number of common shares
   outstanding                                         12,023,829     8,130,000
                                                     ============  ============


      See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     AND CUMULATIVE AMOUNTS FROM MAY 1, 1995
                                   (Unaudited)

                                                                Nine Months           Cumulative
                                                            Ended September 30,        Amounts
                                                     ----------------------------     From May 1,
                                                          1996           1995            1995
                                                     -------------  -------------  -------------
Revenue:
   Interest income                                   $         187  $              $         449
                                                     -------------  -------------  -------------

Expenses:
   General and administrative                              386,554         97,966        693,615
   Promotion                                               125,000                       125,000
   Consulting fees                                         322,050        152,000        473,050
   Write-off of advances to terminated acquisition                         80,856         80,856
   Write-off of advances to related party                                 431,751
   Interest                                                    176                           176
                                                     -------------  -------------  -------------
      Totals                                               833,780        762,573      1,372,697
                                                     -------------  -------------  -------------

Loss from continuing operations                           (833,593)      (762,573)    (1,372,248)

Loss from discontinued operations                                        (199,503)
                                                     -------------  -------------  -------------

Net loss                                             $    (833,593) $    (962,076) $  (1,372,248)
                                                     =============  =============  =============

Net loss per common share:
   Loss from continuing operations                   $       (0.07) $       (0.09)
   Loss from discontinued operations                          --            (0.03)
                                                     -------------  -------------
   Net loss                                          $       (0.07) $       (0.12)
                                                     =============  =============

Weighted average number of common shares
   outstanding                                          11,855,683      8,130,000
                                                     =============  =============


     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
      YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                                                                           Retained
                                                 Average           Common Stock            Additional      Earnings
                                                  Price      -------------------------      Paid-in      (Accumulated
                                   Dates        Per Share      Shares         Amount        Capital         Deficit)        Total
                                -----------    -----------   -----------   -----------    -----------    -----------    ------------
Balance, December 31, 1994                                    5,000,000    $     5,000    $    (4,000)   $   546,856    $   547,856

Shares issued to pre-merger
   shareholders                                               1,000,000          1,000          4,000                         5,000

Sale of common stock            6/95           $     0.34       410,912            411        139,545                       139,956

Shares issued for services      7/95-9/95      $     0.02     3,192,500          3,193         50,732                        53,925

Sale of common stock            7/95-9/95      $     0.50       125,000            125         62,375                        62,500

Shares issued for services      10/95-12/95    $     0.38       440,000            440        168,560                       169,000

Sale of common stock            10/95-12/95    $     0.50       127,700            128         63,872                        64,000

Net loss for the year ended
   December 31, 1995                                                                                      (1,169,908)    (1,169,908)
                                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995                                   10,296,112         10,297        485,084       (623,052)      (127,671)

Shares issued for services      1/96-3/96      $     0.44       390,000            390        169,610                       170,000

Shares issued for assets        1/96-3/96      $     0.25       420,000            420        104,580                       105,000

Sale of common stock            1/96-3/96      $     0.50       525,000            525        259,475                       260,000

Net loss for the three months
   ended March 31, 1996                                                                                     (554,238)      (554,238)
                                                            -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1996                                      11,631,112         11,632      1,018,749     (1,177,290)      (146,909)

Shares issued for assets        4/96-6/96      $     0.25       250,000            250         62,250                        62,500

Sale of common stock, net of
   costs                        4/96-6/96      $     1.27        13,750             13         17,487                        17,500

Net loss for the three months
   ended June 30, 1996                                                                                      (137,708)      (137,708)
                                                            -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1996                                       11,894,862         11,895      1,098,486     (1,314,998)      (204,617)

Sale of common stock            7/96-9/96      $     2.00         5,000              5          9,995                        10,000

Shares issued for services      7/96-9/96      $      .25       125,000            125         31,125                        31,250

Net loss for the three months
   ended September 30, 1996                                                                                 (141,647)      (141,647)
                                                            -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1996                                  12,024,862    $    12,025    $ 1,139,606    $(1,456,645)   $  (305,014)
                                                            ===========    ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         AND CUMULATIVE FROM MAY 1, 1995
                                   (Unaudited)

                                                                                     Cumulative
                                                                                        From
                                                                                        May 1,
                                                          1996           1995           1995
                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Loss from continuing operations                    $  (833,593)   $  (762,573)   $(1,372,248)
   Adjustments to reconcile loss from
      continuing operations to net cash
      used in operating activities:
         Write-off of advances to related party                          431,751
         Shares of common stock issued for
            services                                      201,250         63,925        424,175
         Changes in operating assets and liabilities:
            Other assets                                  (5,000)                       (10,000)
            Income taxes payable from discontinued
               operations
                                                                        (40,000)
            Accounts payable and accrued expenses         121,675       115,839         157,675
                                                      -----------    -----------    -----------
Net cash used in continuing operations                   (515,668)     (191,058)      (800,398)
Net cash used in discontinued operations                                (29,360)
                                                      -----------    -----------    -----------
Net cash used in operating activities                    (515,668)     (220,418)     (800,398)
                                                      -----------    -----------    -----------
Cash flows from investing activities:
   Decrease in advances to related party                                   2,920
                                                      -----------    -----------    -----------
Net cash provided by investing activities                                  2,920
                                                      -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                 23,400          7,000         23,400
   Increase in due to officer                             201,853                       201,853
   Sale of common stock                                   287,500        202,456        553,956
   Liability from sales of common stock
      subsequently rescinded                               (2,640)        24,900         22,260
                                                      -----------    -----------    -----------
Net cash provided by financing activities                 510,113        234,356        801,469
                                                      -----------    -----------    -----------
Net increase (decrease) in cash                            (5,555)        16,858          1,071

Cash, beginning of period                                   6,626          6,600
                                                      -----------    -----------    -----------
Cash, end of period                                   $     1,071    $    23,458    $     1,071
                                                      ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                         AND CUMULATIVE FROM MAY 1, 1995

Note 1 - Organization

         The Company was organized on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holding, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). As used in this document, the "Company" refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.


Note 2 - Basis of Presentation


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

         The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995 and cumulative from May 1, 1995, and the changes in cash flows for the nine months ended September 30, 1996 and 1995 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

         Net Loss Per Common Share - In August 1995, ASH issued new shares of common stock in consolidation for the acquisition of Infinet, in a transaction which has been accounted for as a reverse acquisition. As a result, net loss per common share for the three months and nine months ended September 30, 1995 is presented on a pro forma basis, and has been calculated as if the previously issued and the new common shares had been outstanding during the three months and nine months ended September 30, 1995. Net loss per common share for the three months and nine months ended September 30, 1996 is calculated based on the weighted average number of common shares outstanding.

Note 3 - Going Concern:


         Significant Operating Loss - The Company incurred a net loss of $1,169,908 for the year ended December 31, 1995, resulting in an accumulated deficit of $623,052 and a shareholders' deficiency of $127,671 at December 31, 1995. For the nine months ended September 30, 1996, the Company incurred a net loss of $833,593, resulting in an accumulated deficit of $1,456,645 and a shareholders' deficiency of $305,014 at September 30, 1996.

         The Company will require a minimum of $5,000,000 of operating capital through December 1997 to implement its business plan of publishing a variety of nostalgic sports magazines. The Company intends to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flow from operations.

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

Note 4 - Acquisition of Other Assets:

         Film Library - On January 30, 1996, the Company acquired a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports) in exchange for 120,000 shares of the Company's restricted common stock. The Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares are not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as film library.

         Prepaid Royalties - On January 12, 1996, the Company entered into a licensing agreement with National Football League Alumni, Inc. ("NFLA") relating to the Company's use of certain trademarks owned or beneficially owned by NFLA. The license agreement is for the period beginning January 1, 1995 and ending on December 31, 2001. The Company will pay NFLA an amount equal to 8% of all "Net Sales" of licensed products sold during the term of the license agreement with a minimum royalty of $1,500,000. The Company issued 300,000 shares of its common stock and agreed to issue additional shares, not to exceed 300,000, to cover future royalty payments to NFLA. The Company is obligated to file a registration statement covering such shares with the Securities and Exchange Commission, which has not yet been done. The Company valued the 300,000 shares of common stock issued to NFLA at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $75,000 as prepaid royalties.

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

Note 5 - Issuance of Common Stock:

         During the nine months ended September 30, 1996, the Company issued 1,728,750 shares of common stock. Of such amount, 670,000 shares were issued in conjunction with the NFLA and the Gage agreements and the acquisition of the Nobles film library and were valued at $167,500, 543,750 shares of common stock were sold for net proceeds of $287,500, and 515,000 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $201,250.

Note 6 - Legal Proceedings:

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

         The entry of the Default Judgment is the result of a Cross-Complaint filed by William Brin, the former President of Fans Publishing, Inc., against Infinet, Jeane Hays Nerlino, the wife of Vincent M. Nerlino and the former sole stockholder of Infinet, and Vincent M. Nerlino, a former director and shareholder of Fans Publishing, Inc., among others, in Superior Court of Arizona, Maricopa County, Case No. CV 95-18275. The Cross-Complaint seeks indemnification should any award be obtained in the underlying suit (the "Complaint") together with punitive and compensatory damages according to proof and attorneys' fees. The Complaint was filed by Dr. Craig Pearson against Fans Publishing, Inc., Mr. Nerlino, Mrs. Nerlino, Mr. Brin, Mr. Bianchi and others, alleging, among other things, fraudulent sale of securities, breach of contract, fraud and breach of fiduciary duties. Dr. Pearson is seeking, among other things, actual damages of $600,000, punitive damages, and attorneys' fees.

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

         On August 2, 1996, attorneys for Robert T. Wheeler ("Wheeler ") notified the Company that a complaint would be filed against it, Mr. Nerlino and Mrs. Nerlino, among others, in the Superior Court of the State of Arizona in and for the County of Maricopa, unless Wheeler's $200,000 equity investment in the Company, plus interest and costs, was immediately returned. Wheeler is demanding rescission of his investment based upon an allegation that the Company failed to timely register Wheeler's securities with the Securities and Exchange Commission. Settlement negotiations are currently being held between the Company and Wheeler. However, there is no assurance that this matter will be satisfactorily resolved without a lawsuit being filed. Although the Company denies any wrongdoing and, if a lawsuit is filed, it will vigorously defend against it, there is no assurance that the Company will be successful in its defense. A verdict against the Company, if a lawsuit is filed in this matter, would have a material adverse effect upon the Company.

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

Statements of Operations:


Three Months Ended September 30, 1996 and 1995 -


         During the three months ended September 30, 1996, general and administrative expenses were $81,421, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees of $35,250 consisted of fees to consultants, employees and officers for services rendered.

         During the three months ended September 30, 1995, consulting fees of $2,000 also consisted of fees to consultants, employees and officers for services rendered.

         During the three months ended September 30, 1996, the Company had a net loss of $141,647. During the three months ended September 30, 1995, the Company had a net loss of $99,966.

Nine Months Ended September 30, 1996 and 1995 -

         During the nine months ended September 30, 1996, general and administrative expenses were $386,554, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees of $322,050 consisted of fees to consultants, employees and officers for services rendered. Promotion expenses of $125,000 consisted of contractual costs relating to the January 1996 NFLA Alumni Player of the Year Awards Dinner of $100,000 and $25,000 for the sponsorship of a golf tournament.

         During the nine months ended September 30, 1995, consulting fees of $150,000 consisted of a fee for services rendered by Capital General Corporation with respect to the Company's terminated acquisition of Fans Publishing, Inc. and the completed acquisition of Infinet. The write-off of advances to terminated acquisition of $80,856 and the write-off of advances to related party of $431,751 consisted of non-interest bearing advances to Fans Publishing, Inc. made by ASH and Infinet, respectively, that were determined to be uncollectible and were charged to operations during the nine months ended September 30, 1995.

         During the nine months ended September 30, 1996, the Company had a net loss of $833,593. During the nine months ended September 30, 1995, the Company had a net loss of $962,076, consisting of a loss from continuing operations of $762,573 and a loss from discontinued operations of $199,503.


Financial Condition - September 30, 1996:

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

         During the nine months ended September 30, 1996, the Company issued 1,728,750 shares of common stock. Of such amount, 670,000 shares were issued in conjunction with the NFLA and the Gage agreements and the acquisition of the Nobles film library and were valued at $167,500, 543,750 shares of common stock were sold for net proceeds of $287,500, and 515,000 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $201,250.

         For information regarding threatened and pending litigation in which the Company is involved, see "Note 6 - LEGAL PROCEEDINGS" of the Notes to Condensed Consolidated Financial Statements. A substantial settlement or verdict against the Company in any of these matters would have a material adverse effect on the Company.

         Management of the Company believes that it will be able to sustain limited operations during the year ended December 31, 1996, with the cash resources generated by the continuing sale of small amounts of common stock, and through management's ability to control discretionary expenditures. Except for the Company's employment agreement with its President and the contract with Gage, the Company has no fixed expenses. The Company intends to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

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


    (b) Reports on Form 8-K:

        Three Months Ended September 30, 1996 - None

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





                                           American Sports History Incorporated
                                           ------------------------------------
                                                      (Registrant)



                                              /s/ VINCENT M. NERLINO
                                              ----------------------
     Date: November 13, 1996                  By: Vincent M. Nerlino

                                                 President

                                                 (Duly authorized officer and
                                                  principal financial officer)