Form 10KSB
period 1996-12-31
AMERICAN SPORTS HISTORY INC
filed 1998-01-16
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ( x )  ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the year ended December 31, 1996

  (   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______ to ________ .

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                             87-0485307
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

18-I HERITAGE DRIVE, CHATHAM, NEW JERSEY                          07928
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (973) 635-0665

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes( ) No (X)

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     The issuer had no revenues from continuing operations for its most recent fiscal year ended December 31, 1996.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing bid and ask prices on December 10, 1997 of $.125 and $2.00, respectively, was $1,693,706.

     As of December 10, 1997, the issuer had 4,320,826 shares of its common stock issued and outstanding or to be issued.

     Documents incorporated by reference:

     Description of Document

          Agreement between National Logistics, Inc. and Infinet, Inc. dated August 21, 1995.

          Articles of Incorporation of National Logistics, Inc. filed in the office of the Secretary of State of the State of Nevada on August 9, 1990.

          Amendment to the Articles of Incorporation of National Logistics, Inc. to change the name of the corporation to Fans Holdings, Inc., filed in the office of the Secretary of State of the State of Nevada on June 30, 1995.

          Amendment to the Articles of Incorporation of Fans Holdings, Inc. to change the name of the corporation to American Sports History Incorporated, filed in the office of the Secretary of State of the State of Nevada on September 20, 1995.

          Bylaws of National Logistics, Inc.

          Licensing Agreement between American Sports History Incorporated and the National Football League Alumni, Inc. dated January 12, 1996.

          Purchase Agreement between American Sports History Incorporated and Vernon Nobles dated February 2, 1996.

          Licensing Agreement between American Sports History Incorporated and Gage Marketing Group, LLC dated May 28, 1996.

          American Sports History 1996 Stock Incentive Plan.

          Letter addressed to the Securities and Exchange Commission from Smith & Company dated July 21, 1995.

          Subsidiaries of the Registrant: Infinet, Inc. - incorporated in the state of Delaware.


     Transitional Small Business Disclosure Format: Yes ( ) No (X)

     Total sequentially numbered page in this document: 19.

     Exhibit index page number: 1.

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

     In conjunction with its acquisition by ASH, Infinet transferred substantially all of its assets (consisting primarily of marketable securities) and certain of its liabilities, the net carrying value of which was approximately $119,000 to its former sole stockholder, thereby reducing outstanding accrued liabilities to the stockholder by the same amount.

     For accounting purposes, the acquisition of the Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although planned principal operations have commenced, since the Company has not yet generated any revenue from operations, the Company is still considered to be in the development stage.

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

     The Company agreed to pay Capital General corporation a fee of $150,000 for services rendered with respect to the abandoned acquisition of Fans and the completed acquisition of Infinet, of which $115,000 was paid. The Company also issued 200,000 shares of common stock to Capital General Corporation for additional services rendered during 1995, which were valued at $2,000. The aggregate fee to Capital General Corporation of $152,000 was charged to operations during the year ended December 31, 1995.

     In 1996 the Company incurred general and administrative expenses of $855,129 and consulting fees of $307,475. The Company funded operations from the sale of stock, issuance of stock for services and assets, and from loans from officers and stockholders.

Product Development Strategy:

     The Company intends to focus its efforts on becoming a multi-media publishing company with its primary focus on producing a historical sports magazine covering America's five major professional sports: football, baseball, basketball, hockey and soccer. Major league sports are a dominating interest to the American public, who not only has a passion for the current season's highlights, but also a profound fascination with historical statistics, former players and nostalgic moments from past famous games. The Company was conceived to chronicle the heritage of American sports history, and to become recognized as the definitive source for historical sports content by sport enthusiasts of all ages. The Company intends to capitalize on the current trend in sports nostalgia and the increased growth of the general sports marketplace, as well as the worldwide development of, and desire for, American sports products. The Company also intends to market sports memorabilia, and through its entertainment division, to produce sports-related videos and television productions.

     The Company previously intended to launch GRIDIRON, a historical chronicle focusing on the 75 years of the National Football League as its first publication. This magazine was expected to premiere in late 1996 as a monthly publication. Subject to the availability of working capital, during 1997 the Company planned on developing and launching magazines for baseball ("BASES"), basketball ("REPLAY"), hockey ("SLAPSHOT") and soccer ("CORNER KICK").

     In early 1997 the Company temporarily abandoned its plans to publish five magazines monthly, and decided to publish one magazine quarterly until the necessary capital is available. As of December 1997 the Company has not begun publication of a magazine.

     The Company has copyrighted the custom-designed logos that have been designed for each magazine. The Company intends to file a trademark application for "American Sports History" and intends to trademark each of the previously stated magazine names once publication has commenced. In addition, once publication has commenced, the Company intends to copyright each issue.

     The Company requires a minimum of approximately $5,000,000 of operating capital through December 1998 to implement its business plan of publishing a nostalgic sports magazine. The Company intends to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

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

     The Company intends to introduce a broad-based subscriber acquisition program, which will include direct to consumer communications through various media, and which may include a video premium offer. The Company anticipates that the standard cost for an annual subscription for the football magazine "GRIDIRON" would have been $24.95. Individual copies were expected to sell for $3.95 at retail.

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

     The Company has identified several national specialty distributors to assist in positioning the Company's magazines in various specialty direct retail outlets (baseball and memorabilia shops, local and national retail stores, sporting goods and equipment stores), as well as other retail environments throughout the United States and possibly foreign points of distribution. These distributors will be responsible for the marketing of this specialty direct program, as well as the distribution of the Company's magazines. This program, if and when implemented, will augment the Company's efforts in the areas of direct mail and subscription services and national newsstand distribution.

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

Acquisition Of Other Assets:

     On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and the license rights to use 36 hours of footage from the Historic Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. As of December 31, 1996 no additional shares of stock were issued. The Company is currently negotiating a revision of the original contract terms with the owner of the film library. No conclusion has yet been reached. Management believes loss of this contract will not have a material effect on future operations.

License Agreements:

     On January 12, 1996, the Company entered into a Licensing Agreement with the National Football League Alumni, Inc. ("NFLA") relating to the Company's use of certain trademarks owned or beneficially owned by NFLA. The license agreement was for the period beginning January 1, 1995 and ending on December 31, 2001. Pursuant to the terms of the agreement, the Company issued 300,000 shares of the its common stock and agreed to issue additional shares, not to exceed 300,000 to cover future royalty payments to the NFLA. The Company has not yet filed a registration statement covering such shares with the Securities and Exchange Commission. At the time of issue to the NFLA, the Company valued the 300,000 shares of common stock at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $75,000 as prepaid royalties.

     On May 28, 1996, the Company entered into a Licensing Agreement with Gage Marketing Group, LLC ("Gage"), an exclusive agent for the NFLA. The Company paid $100,000 for the right to be the presenting sponsor of the January 1996 Alumni Player of the Year Awards Dinner. Gage granted the Company the rights to the video footage of that dinner as well as future sponsorship rights. The initial term was for the period beginning May 15, 1996 and ending on May 14, 2001. Pursuant to the terms of the agreement, the Company issued 250,000 shares of its common stock to cover future royalty payments to Gage and agreed to pay $600,000 in cash for the rights to be the presenting sponsorship of the dinners. The Company has not yet filed a registration statement covering such shares with the Securities and Exchange Commission. At the time of issue to Gage, the Company valued the 250,000 shares of common stock at estimated fair value of $.25 per share, and recorded the aggregated value of such shares of $62,500 as prepaid royalties.

     As of December 31, 1996, the contracts with the NFLA and Gage terminated in accordance with the terms and conditions stipulated in the respective contracts. As a result, the Company will not realize the benefits associated with these agreements, and accordingly, has charged the prepaid royalties to operations.

Competition:

     There is significant competition among sports magazines, including such well known and widely circulated magazines as "Sports Illustrated", "Sport" and "Inside Sports." All of these magazines are published by entities which are significantly better capitalized than the Company, which have significantly larger facilities, and which employ a larger number of personnel who have more experience than the Company's employees. In addition, there is competition with other magazines which provide reading entertainment and which may divert the spending of discretionary income from purchasing the Company's magazines.

     The Company intends to compete against other sports magazines by providing a unique, high-quality product focusing on historical professional sporting events and personalities.

Employees:

     During 1996 the Company had three employees. Early in 1997 the Company reduced its staff to one employee. (see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT"). The Company periodically retains outside consultants to perform certain corporate administrative tasks.


ITEM 2.  DESCRIPTION OF PROPERTY


     The Company does not currently own, and does not anticipate acquiring, any real estate, principal plants and/or other property.

     The Company occupied its Scottsdale, Arizona editorial offices on a month-to-month basis at a monthly rent of $1,043 through January 1997. The Company currently operates its corporate offices from office facilities provided by its President on a month-to-month basis without charge.

ITEM 3.  LEGAL PROCEEDINGS

     On June 30, 1996, a Default Judgement was entered against Infinet, the Company's wholly-owned subsidiary, and Vincent M. Nerlino, the President and principal shareholder of the Company. Mr. Nerlino has filed a Motion to Set Aside the Entry of Default (the "Motion") and Infinet filed a similar motion on September 4, 1996. Mr. Nerlino has filed briefs on his Motion and is currently awaiting the setting of a date for a hearing on such Motion.

     The entry of the Default Judgement is the result of a Cross-Complaint filed by William Brin, former President of Fans Publishing, Inc., against Infinet, Jeane Hays Nerlino, the wife of Vincent M. Nerlino and the former sole
stockholder  of  Infinet,   and  Vincent  M.  Nerlino,  a  former  director  and
shareholder of Fans Publishing, Inc., among others, in Superior Court of Arizona, Maricopa County, Case No. CV 95-18275. The Cross-Complaint seeks indemnification should any award be obtained in the underlying suit (the "Complaint") together with punitive and compensatory damages according to proof and attorneys' fees.

     The Complaint was filed by Dr. Craig B. Pearson against Fans Publishing, Inc., Mr. Nerlino, Mrs. Nerlino, Mr. Brin, Mr. Bianchi and others, alleging, among other things, fraudulent sale of securities, breach of contract, fraud and breach of fiduciary duties. Dr. Pearson is seeking, among other things, actual damages of $600,000, punitive damages, and attorneys' fees. Counsel has advised the Company that this matter is in the process of being settled for a nominal amount.

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The plaintiff is seeking refund of the $200,000 original amount invested in the Company's common stock plus interest and legal costs incurred, based on allegations that the Company failed to register the stock timely. Legal counsel for the Company believes the case has no merit, but that the Company will most probably settle the case out of court. Such settlement cannot be reasonably determined at the present time and there is no assurance that this matter will be satisfactorily resolved. A verdict against the Company would have a material adverse effect on the Company's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    (a).   Market Information

     The Company's common stock has been traded in the over-the-counter market on the NASD's Electronic Bulletin Board under the symbol "ASPH" since September 20, 1995. In May 1997 the Company effectuated a 1 for 10 reverse stock split at which time the symbol was changed to "AMSH." Prior to that date, there was no market for the Company's common stock. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. The information set forth below was provided by the National Quotation Bureau, Inc.

Year Ended December 31, 1996:

                 Quarter      High       Low
                 -------     -----    ------
                    1        $4.00      $.01
                    2         5.00       .25
                    3         1.50    .46875
                    4         3.00     .0625


Year Ending December 31, 1997:

                 Quarter      High       Low
                 -------      ----       ---
                    1         $.04      $.04
                    2          .05       .01
                    3         2.00       .05
                    4          .25      .125


    (b) Holders:

                                                         Approximate number of
                                                         Record Holders (as of
                   Title of Class                           December 10, 1997
                   --------------                        ----------------------
              Common stock, $.01 par value                      450 (1)


(1) Included in the number of stockholders of record are three records holders who hold 50,010 shares of common stock as nominees or under "street name".

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

Statement of Operations -

Years Ended December 31, 1996 and 1995:

     During the year ended December 31, 1996, general and administrative expenses were $855,129, including 2,428,400 shares of common stock issued to consultants, employees and officers (see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table"), which were valued at $260,083. In addition, consulting fees were $307,045. During the year ended December 31, 1995, general and administrative expenses were $306,061, including 3,632,500 shares of common stock issued to consultants, employees and officers, which were valued at $222,925. In addition, consulting fees were $152,000, consisting of the $150,000 fee payable to Capital General Corporation for services rendered, and 200,000 shares of common stock issued to Capital General Corporation which were valued at $2,000.

     As a result of the Company's determination during 1995 that the acquisition of Fans was not feasible, advances to Fans by ASH and Infinet of $80,856 and $431,751, respectively, were charged to operations during the year ended December 31, 1995.

     During the year ended December 31, 1996, the Company had a net loss of $1,162,398, consisting of a net loss from continuing operations. During the year ended December 31, 1995, the Company had a net loss of $1,169,908, consisting of a net loss from continuing operations of $970,406 and a net loss from discontinued operations of $199,502.

     As of December 31, 1996 and 1995, the Company was a development stage company that had not yet generated any revenues from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenues, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities/loan proceeds, and the publishing of at least one nostalgic sports magazine. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in publishing one or more nostalgic sports magazine.

Financial Condition - December 31, 1996:


     The Company will require a minimum of approximately $5,000,000 of operating capital through December 1998 to implement its business plan of publishing a magazine quarterly. The Company intends to attempt to raise this operating capital through the sale of its equity securities and/or seek outside private sources of financing. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of it equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

     During the year ended December 31, 1996, the Company sold 563,750 shares of common stock for $307,508. In addition, the Company issued 2,428,200 common shares for services rendered by employees, consultants and officers, which were valued at $260,083 (see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table"). During the year ended December 31, 1995, the Company sold 663, 612 shares of common stock for $266,456, which included detachable warrants to purchase 663,612 shares of common stock at an exercise price of $.75 per share for a one year period commencing October 6, 1995. No warrants were exercised and expire October 6, 1996. These warrants have expired as of October 1996. In addition, during the year ended December 31, 1995, the Company issued 3,632,500 shares of common stock for services rendered by employees, consultants and officers (including 200,000 shares to Capital General Corporation), which were valued at $222,925.

     The Company agreed to pay Capital General Corporation a fee of $150,000 for services rendered with respect to the abandoned acquisition of Fans and the completed acquisition of Infinet, of which $115,000 was paid during the year ended December 31, 1995. The Company also issued 200,000 shares of common stock to Capital General Corporation for additional services rendered during 1995, which were valued at $2,000. The aggregate fee to Capital General Corporation of $152,000 was charged to operations during the year ended December 31, 1995.

     As a result of the determination that the acquisition of Fans was not feasible, ASH made a recession offer to certain purchasers of its common stock. Purchasers who had paid $24,900 for 49,800 shares elected to accept such recession offer. The obligation resulting from the rescission of the sale of these shares has been recorded as a liability at December 31, 1995.

     Management of the company believes that it will be able to sustain limited operations during the year ending December 31, 1998, with the cash resources generated by the continuing sale of small amounts of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. Except for the Company's employment agreement with its President, the Company has no fixed expenses. During the year ended December 31, 1996, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employee and consultants for services rendered to conserve working capital.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are listed at "Index to Financial Statements" in this document.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective December 10, 1997, the Company dismissed Hollander, Gilbert & Co., Los Angeles, California, as the Company's independent accountants, and engaged Michelle Gelinas, Certified Public Accountant, Chatham, New Jersey, as the Company's new independent accountant. The dismissal of Hollander, Gilbert & Co. and the retention of Michelle Gelinas, Certified Public Accountant was approved by the unanimous consent of the Company's Board of Directors. Prior to the engagement of Michelle Gelinas, Certified Public Accountant, the Company did not consult with such firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

     Hollander, Gilbert & Co. audited the Company's financial statements for the year ended December 31, 1995 and issued an unqualified opinion for the year then ended. During the year ended December 31, 1995, and the period from January 1, 1996 to October 23, 1997, there were no disagreements with Hollander, Gilbert & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hollander, Gilbert & Co., would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements.

     The Company has provided Hollander, Gilbert & Co. with a copy of the disclosures contained herein, and Hollander, Gilbert & Co. has furnished the

Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company in response to
Item  304(a)   regarding  its  involvement   with  the  Company  as  independent
accountants.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         The following table and text sets forth the name and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 10, 1997. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities law is also provided.

Name                   Age    Positions                Director Since
------------------     ---    ------------------       --------------
Vincent M. Nerlino     62     President, Chief         May 31, 1995
                              Executive Officer,
                              Chief Financial
                              Officer, Secretary
                              and Director

     There are no family relationships among directors and executive officers.


Biographies of Directors and/or officers:


     Vincent M. Nerlino - Mr. Nerlino has been President, Chief Executive Officer, Chief Financial Officer, Secretary and a Director since May 31, 1995. Prior to acquiring control of the Company, Mr. Nerlino was a registered securities representative providing investment and financial advice from 1975 until 1995, and served as a vice president with Paine Webber, an associate director with Bear Stearns & Co., Inc. and senior vice president with Oppenheimer & Co., Inc. Mr. Nerlino was previously a director and shareholder of Fans Publishing, Inc. (see "ITEM 1. DESCRIPTION OF BUSINESS - Business" and "ITEM 3. LEGAL PROCEEDINGS" for information regarding Fans Publishing, Inc. and related litigation involving Mr. Nerlino.)

Compliance with Section 16(a) of the Exchange Act:

     The Company does not have any securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and accordingly, the Company's officers, directors and affiliates are not required to file any Forms 3, 4 and/or 5.

ITEM 10. EXECUTIVE COMPENSATION


                           Summary Compensation Table
                           --------------------------

Name and                                          Annual
Principal                                         Compensation
Position                                          Salary
--------                                          ------------
Vincent M. Nerlino                                $50,000 (1)
President, Chief Executive
Officer, Chief Financial
Officer and Secretary

(1) Consists of 1,100,000 shares of common stock issued to Mr. Nerlino as partial consideration under his employment agreement. The shares were valued at $50,000 (see "Employment Agreement").


Employment Agreement:

     The Company entered into an employment agreement with Vincent M. Nerlino for a period of five years beginning on January 1, 1996 and ending on December 31, 2000, pursuant to which Mr. Nerlino will serve as the Company's President and Chief Executive Officer. The employment agreement provides for base annual compensation of $200,000 and an annual bonus of 7.5% of pretax operating profits in excess of $200,000 in 1996, $1,000,000 in 1997, $1,500,000 in 1998,
$2,000,000 in 1999 and $2,500,000 in 2000. Mr. Nerlino will also be provided with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's base annual compensation. As an inducement for Mr. Nerlino to enter into the employment agreement, the Company issued 1,342,500 shares of common stock to Mr. Nerlino which were valued at $13,425 and charged to operations at December 31, 1995. In lieu of cash payment for employment services, the Company issued 1,100,000 shares of its common stock valued at $50,000 to Mr. Nerlino during the year ended December 31, 1996, as partial payment under the contract.

Board of Directors:

     Directors of the Company are reimbursed for travel expenses incurred in attending such meetings. During the fiscal year ended December 31, 1996, there were no meetings of the Board of Directors, with all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 1996.


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

     As of December 10, 1997, the Company had authorized 25,000,000 shares of its common stock, $.01 par value, of which 4,320,826 shares were issued and outstanding.

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 10, 1997. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address         Amount and Nature of           Percent of Shares
of Beneficial Owner      Beneficial Ownership             of Common Stock
-------------------      --------------------           -----------------
Vincent M. Nerlino             2,716,750  (1)                   63.1%
18-I Heritage Drive
Chatham, NJ  07928


All Directors and
 Officers as a
 Group (1 person)              2,716,750                        63.1%



(1) Includes 625,000 shares of common stock owned by Jeane Hays Nerlino, the wife of Vincent M. Nerlino, and 250,000 shares of common stock owned by Vincent
M. Nerlino as custodian for Michael Nerlino, who is the minor son of Vincent M. and Jeane Hays Nerlino. Excludes 582,000 shares of common stock owned by various members of Mr. Nerlino's extended family over which Mr. Nerlino does not exercise voting or investment power.
Changes in Control:

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

     In conjunction with its acquisition by ASH, Infinet transferred substantially all of its assets (consisting primarily of marketable securities) and certain of its liabilities, the net carrying value of which was approximately $119,000 to its former sole stockholder, thereby reducing outstanding accrued liabilities to the stockholder by the same amount.

     During the years ended December 31, 1996 and 1995, the Company issued shares of common stock to related parties as set forth below. For additional information regarding shares of common stock issued to officers, see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table" and "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


                                                         Shares of Common
Recipient                                                    Stock Issued
---------                                                ----------------

1995
----
Vincent M. Nerlino (reverse acquisition)                      5,000,000
Vincent M. Nerlino (employment agreement)                     1,342,500
Jeane Hays Nerlino (services rendered)                          250,000
Ronald J. Bianchi (services rendered)                         1,000,000
Ronald Cooper (services rendered)                               100,000
Capital General Corporation (services rendered)                 200,000
International Investment Associates
  (services rendered)                                           600,000


1996
----
Vincent M. Nerlino (employment agreement)                     1,100,000
Jean Nerlino (services rendered)                                525,000



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


       (a)  Exhibits:  None.

       (b)  Reports on Form 8-K:  Three months ended December 1996 - None.

                               December 10, 1997.

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

                                     AMERICAN SPORTS HISTORY INCORPORATED
                                     ------------------------------------
                                                (Registrant)


Date:    January 8, 1998                    By:    /s/ VINCENT M. NERLINO
                                                   ----------------------
                                                   Vincent M. Nerlino
                                                   President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    January 8, 1998                    By:    /s/ VINCENT M. NERLINO
                                                   ----------------------
                                                   Vincent M. Nerlino
                                                   President and Director
                                                   (Chief Executive,
                                                   Financial and Accounting
                                                   Officer)

                         Index to Financial Statements


Report of Independent Auditor ............................................   F-1

Consolidated Balance Sheets, Dec. 31, 1996 and 1995 ......................   F-2

Consolidated Statements of Operations, for the
year ended December 31, 1996 and 1995, and cumulative
from May 1, 1995  ........................................................   F-3

Consolidated Statement of Stockholders' Deficit, for
the year ended December 31, 1996 and 1995  ...............................   F-4

Consolidated Statements of Cash Flows, for the years
ended December 31, 1996 and 1995, and cumulative
from May 1, 1995  ........................................................   F-5

Notes to consolidated financial statements ........................  F-6 to F-11

Report of Independent Auditor (1995) ....................................   F-12

                         REPORT OF INDEPENDENT AUDITOR


To the Board of Directors and Shareholders
American Sports History Incorporated


     I have audited the consolidated balance sheet of American Sports History Incorporated and Subsidiary (A Development Stage Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Sports History Incorporated and Subsidiary (A Development Stage Company) as of December 31, 1996 and the results of their operations, stockholders' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating loss, significant continuous capital requirements and the uncertainty with respect to its ability to pay debts as they become due, raises substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                     Michelle M. Gelinas
                                                     Certified Public Accountant
                                                     Chatham, New Jersey
December 4, 1997

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          A (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                            1996        1995
                                                         ---------   ---------
ASSETS
Current Assets:
Cash                                                            $8      $6,626
Prepaid Taxes                                                3,442       3,442
                                                         ---------   ---------
              Total Current Assets                           3,450      10,068

Other Assets:
Deposit (Note 4)                                            30,000
Trade Name                                                   5,000       5,000
                                                         ---------   ---------
              Total Other Assets                            35,000       5,000


                                                         ---------   ---------
TOTAL ASSETS                                               $38,450     $15,068
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued expenses                     $298,839     $85,839
Due to Officer (Note 8)                                    166,669
Loan from Stockholder (Note 3)                              50,260
Notes Payable (Note 3)                                      23,400
Liability from Sale of Common Stock
  subsequently rescinded (Note 8)                           22,260      24,900
Income Taxes Payable resulting from
  Discontinued Operations                                   32,000      32,000
                                                         ---------   ---------
              Total Current Liabilities                    593,428     142,739

Stockholders' Deficit (Notes 5 and 7)
  Common Stock $.001 par value; authorized
  25,000,000 shares issued and
  outstanding-13,958,262 and 10,296,112 shares
  December 31, 1996 and 1995 respectively                   13,958      10,297
Additional Paid-In Capital                               1,216,514     485,084
Deficit (Deficit of $1,701,053
  accumulated since May 1, 1995)                        (1,785,450)   (623,052)
                                                         ---------   ---------
              Total Stockholder's Deficit                 (554,978)   (127,671)
                                                         ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $38,450     $15,068
                                                         =========   =========

                 See Notes To Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995
                         AND CUMULATIVE FROM MAY 1, 1995

                                         1996         1995      Cumulative from
                                                                  May 1, 1995
                                      ----------   ----------     -----------
REVENUES
Interest                                    $206         $262            $468

EXPENSES
General and Administrative               855,129      306,061       1,161,190
Consulting fees                          307,475      152,000         459,475
Write-off of advances
  for terminated acquisition                           80,856          80,856
Write-off of advances
  to related party                                    431,751
                                      ----------   ----------     -----------
           Total Expenses              1,162,604      970,668       1,701,521

LOSS FROM CONTINUING OPERATIONS       (1,162,398)    (970,406)     (1,701,053)
LOSS FROM DISCONTINUED OPERATIONS                    (199,502)
NET OF INCOME TAXES

                                      ----------   ----------     -----------
NET LOSS                             ($1,162,398) ($1,169,908)    ($1,701,053)
                                      ==========   ==========     ===========

NET LOSS PER COMMON SHARE
Loss from Continuing Operations           ($0.10)      ($0.13)
Loss from Discontinued Operations                      ($0.03)
                                      ----------   ----------
           NET LOSS                       ($0.10)      ($0.16)
                                      ==========   ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             12,061,000    7,720,000
                                      ==========   ==========


                 See Notes To Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                  Retained
                                                    Additional    Earnings
                                   Common Stock      Paid-In    (Accumulated
                                 Shares    Amount    Capital       Deficit)
                               ---------   ------  -----------  ------------
BALANCE, December 31, 1994     5,000,000   $5,000      ($4,000)     $546,856
Shares issued to
 pre-merger stockholders       1,000,000    1,000        4,000
Shares issued for services     3,632,500    3,633      219,292
Sale of common stock             663,612      664      265,792
Net Loss                                                          (1,169,908)

                              --------------------------------  ------------
BALANCE, December 31, 1995    10,296,112   10,297      485,084     ($623,052)
Shares issued for services     2,428,400    2,428      257,655
Shares issued for Assets         670,000      670      166,830
Sale of common stock             563,750      563      306,945
Net Loss                                                         ($1,162,398)

                              --------------------------------  ------------
BALANCE, December 31, 1996    13,958,262  $13,958   $1,216,514   ($1,785,450)
                              ================================  ============





                 See Notes to Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                          Cumulative
                                                                          from May 1,
                                                    1996         1995        1995
                                                 ----------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                 ($1,162,398)  ($970,406)  ($1,701,053)
Adjustments to reconcile loss from
  continuing operations to net cash
  provided by (used in) operating activities:
   Write-off of advances to related parties                     431,751
   Write-off of Prepaid Royalty                     137,500                   137,500
   Shares of common stock issued for services       260,083     222,925       483,008
Changes in operating assets and liabilities:
   Other assets                                                  (5,000)       (5,000)
   Income taxes payable resulting
    from discontinued operations                                (40,000)
   Accounts payable and accrued expenses            213,000      25,939       249,000
   Due to officer                                   166,669                   166,669
                                                -------------------------------------
Net cash provided by (used in)
  continuing operations                            (385,146)   (334,791)     (669,876)
Net cash provided by discontinued operations                     40,541
                                                   ----------------------------------
Net cash (used in) operating activities            (385,146)   (294,250)     (669,876)
                                                   ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advances to
   related party, net                                             2,920
                                                 -----------------------------------
Net cash provided by investing activities                         2,920
                                                 -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                      23,400                   23,400
Loan from stockholder                                50,260                   50,260
Sale of common stock                                307,508     266,456      573,964
Liability from sales of common stock rescinded       (2,640)     24,900       22,260
                                                   ---------------------------------
Net cash provided by financing activities           378,528     291,356      669,884
                                                   ---------------------------------

NET INCREASE (DECREASE) IN CASH                      (6,618)         26            8
CASH-Beginning of period                              6,626       6,600
                                                   ---------------------------------
CASH-End of period                                       $8      $6,626           $8
                                                   =================================

                 See Notes to Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                            DECEMBER 31,1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION. The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). As used in this document, the "Company " refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.

      BASIS OF PRESENTATION. ASH entered into an Agreement dated August 21, 1995, pursuant to which it acquired from Infinet's sole shareholder Jeane Hays Nerlino 100% of the capital stock of Infinet, in exchange for 5,000,000 shares of ASH's restricted common stock representing approximately 83.3% of the issued and outstanding shares of ASH's common stock. At the direction of Mrs. Nerlino, the 5,000,000 shares of common stock were issued to her husband, Vincent M. Nerlino and, as a result, Mr. Nerlino may thus be deemed to have acquired control of ASH from David R. Yeaman and and Krista Castleton, the previous officers and directors of ASH, and from Capital General Corporation, both of whom may be deemed to have been the Company's "parents" and "promoters" pursuant to the rules and regulations promulgated under the Securities Act of 1933.

      For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although planned principal operations have commenced, since the Company has not generated any revenues from operations, the Company is still considered to be in the development stage, and therefore cumulative results of operations and cash flows have been presented.

      USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      INCOME TAXES. The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      NET INCOME (LOSS) PER COMMON SHARE. In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction, which has been accounted for as a reverse acquisition.

      All  significant   inter-company   accounts  and  transactions  have  been
      eliminated in consolidation.


2.    GOING CONCERN

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

      The Company incurred a net loss of $1,162,398 for the year ended December 31, 1996, resulting in an accumulated deficit of $1,785,450 and a stockholders' deficit of $554,978.

      Management of the Company has a business plan under which approximately $5,000,000 will be required through December 1998, to pay off current debt and fund the start up of its sports magazine. The Company is currently negotiating with several independent parties regarding certain potential contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.


3.    TRANSACTIONS WITH RELATED PARTIES

      In conjunction with the acquisition of Infinet, Infinet also distributed its cash, investments and furniture and fixtures and its note payable and certain other liabilities, the net carrying value of which was approximately $119,000 as of July 31, 1995, to its sole stockholder, Jeane Hays Nerlino, thereby reducing outstanding accrued liabilities due to the shareholder by the same amount.

      ASH had previously entered into an Agreement dated May 24, 1995 to acquire 100% of the outstanding capital stock of Fans Publishing, Inc., an Arizona corporation. ("Fans"), the publisher of "DIAMOND" magazine, a nostalgic baseball magazine, of which Mr. Nerlino was a director and 21% stockholder and Ronald J. Bianchi was an officer, director and 10% shareholder. Infinet had made non-interest-bearing advances to Fans to finance its operations totaling $431,751 in 1995. In addition, ASH made advances to Fans for operation expenses of $80,856 during 1995. It was subsequently determined that the acquisition was not feasible due to the deteriorating financial condition of Fans. Accordingly, the advances to Fans by Infinet and ASH were determined to be uncollectible and were charged to operations during year ended December 31, 1995. This transaction was never consummated and no shares of ASH's common stock was issued. However, in anticipation of the completion of this transaction, the previous officers and directors of ASH resigned effective May 31, 1995, and Mr. Nerlino was appointed as the sole director and President of ASH.

      The Company agreed to pay Capital General Corporation a fee of $150,000 and in addition, issued 200,000 shares of its common stock valued at $2,000 for services rendered with respect to the Company's terminated acquisition of Fans and the completed acquisition of Infinet. As of December 31, 1995, $115,000 of the fee was paid to Capital General Corporation.

      LOAN FROM STOCKHOLDER/NOTES PAYABLE. Loan from stockholder of $50,260 at December 31, 1996 reflects advances made to and expenses paid on behalf of the Company by Jeane Hays Nerlino. Notes payable of $23,400 at December 31, 1996 represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Total interest cost incurred for the year ended December 31, 1996 was $3,182.

      See also Note 5 to the Consolidated Financial Statements.


4.    ACQUISITION OF OTHER ASSETS

      DEPOSITS. On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from the Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. As of December 31, 1996, no additional shares of stock were issued.

      The Company is currently negotiating a revision of the original contract terms with the owner of the film library. No conclusion has yet been reached.

      On January 12, 1996, the Company entered into a licensing agreement with National Football League Alumni, Inc. ("NFLA") relating to the Company's use of certain trademarks owned or beneficially owned by NFLA. The license agreement was for the period beginning January1, 1995 and ending on December 31, 2001. Pursuant to the terms of the agreement, the Company issued 300,000 shares of its common stock and agreed to issue additional shares, not to exceed 300,000, to cover future royalty payments to the NFLA. The Company has not yet filed a registration statement covering such shares with the Securities and Exchange Commission. At the time of issue to the NFLA, the Company valued the 300,000 shares of common stock at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $75,000 as prepaid royalties.

      On May 28, 1996, the Company entered into a licensing agreement with Gage Marketing Group, LLP ("GAGE"), an exclusive agent for the NFLA. The Company paid $100,000 for the right to be the presenting sponsor of the January 1996 NFLA Alumni Player of the Year Awards Dinner. GAGE granted the Company rights to the video footage of that dinner as well as future sponsorship rights. The initial term was for the period beginning May 15, 1996 and ending on May 14, 2001. Pursuant to the terms of the agreement, the Company issued 250,000 shares of its common stock to cover future royalty payments to Gage and agreed to pay $600,000 in cash for the rights to be the presenting sponsorship of the dinners. The Company has not yet filed a registration statement covering such shares with the Securities and Exchange Commission. At the time of issue to GAGE, the Company valued the 250,000 shares of common stock at estimated fair value of $.25 per share, and recorded the aggregated valued of such shares of $62,500 as prepaid royalties.

      As of December 31, 1996, the contracts with the NFLA and GAGE terminated in accordance with the terms and conditions stipulated in the respective contracts. As a result, the Company will not realize the benefits associated with these agreements, and accordingly, has charged the prepaid royalties to operations.


5.    ISSUANCE OF COMMON STOCK

      During the year ended December 31, 1996, the Company issued 3,662,150 shares of common stock. Of such amount, 670,000 shares were issued in conjunction with the NFLA and the Gage agreements and the acquisition of the Nobles film library and were valued at $167,500. 563,750 shares of commom stock, were sold for net proceeds of $307,508 and 2,428,400 shares of common stock were issued for services rendered to officers, employees and consultants and were valued at $260,083. Included in those shares were 1,100,000 shares issued to Mr. Nerlino, 525,000 shares issued to Jeane Hays Nerlino for creating and designing logos for the Company, 350,000 shares issued to two organizations for promotional and marketing services, and 260,000 shares issued for legal services performed for the Company.


6.    INCOME TAXES

      There were no provisions for income taxes for the years ended December 31, 1996 and 1995. The Company has federal tax net operating loss carry forwards of approximately $1,700,000, which are available to offset future taxable income, expiring through 2011. The utilization of such carry-forwards will be limited by the change in ownership. The Company has not recorded any deferred tax asset as a result of the net operating loss carry forward as it has provided a 100% allowance against this asset.

7.    STOCKHOLDERS' DEFICIT

      The authorized capital stock of the Company consists of 25,000,000 shares of common stock with $.001 par value.

      PRIVATE PLACEMENTS. During 1995, the Company raised, net of rescission described below, $226,456 from the sale of 663,612 shares of its common stock in private placements.

      As a result of the determination that the acquisition of Fans was not feasible, the Company made a rescission offer to certain purchasers of its common stock. Purchasers who had paid $24,900 for 49,800 shares elected to accept such rescission offer. The obligation resulting from the rescission of the sale of these shares has been recorded as a liability at December 31,1995. During the year ended December 31, 1996, the Company paid $2,640 of its obligation for rescinded stock.


8.    COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT AGREEMENT. The Company entered into a five year employment agreement with Vincent Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr. Nerlino serves as the Company's President and Chief Executive Officer. The employment agreement provides for base annual compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's base annual compensation. As an inducement for Mr. Nerlino to enter into the employment agreement, the Company issued him 1,342,500 shares of it common stock valued at $13,425, which was charged to operations at December 31, 1995. In lieu of cash payment for employment services, the Company issued 1,100,000 shares of its common stock valued at $50,000 to Mr. Nerlino during the year ended December 31, 1996, as partial payment under the contract.

      LEGAL PROCEEDINGS. On June 30, 1996 a default judgment was entered against Infinet Inc., the wholly-owned subsidiary of American Sports History Inc. and certain of the Company's principal stockholders by a former affiliated party of Infinet Inc., alleging breach of contractual commitments and other matters. Legal counsel for the Company, has advised management that this matter is currently being settled for a nominal amount.

      On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The plaintiff is seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. Management and legal counsel for the Company believe the allegations brought by the plaintiff have no merit. The Company is attempting to settle the case out of court.

9.    SUBSEQUENT EVENT

      On May 15, 1997, the Board of Directors of the Company authorized a 1 for 10 reverse stock split upon unanimous approval by its stockholders. As of that date, the total number of common shares issued and outstanding was reduced from 13,958,262 (no stock was issued by the Company between December 31, 1996 and May 15, 1997) to 1,395,826, and related par value was increased to .01 cents per common share from .001 cents per common share.

                              REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
American Sports History Incorporated

We have audited the accompanying consolidated balance sheet of American Sports History Incorporated and subsidiary (A Development Stage Company) as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Sports History Incorporated and subsidiary (A Development Stage company) as of December 31, 1995, and the results of their operations, shareholders' equity (deficiency) and cash flows for the year then ended and cumulative from May 1, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the financial statements, the Company's significant operating loss, significant capital requirements and the uncertainty with respect to the outcome of legal proceedings raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                    /s/ Hollander, Gilbert & Co.

                                    Hollander, Gilbert & Co.


Los Angeles, California
May 30, 1996, except for
Note 8 on legal proceedings,
As to which the date is
August 2, 1996