Form 10QSB
period 1997-03-31
AMERICAN SPORTS HISTORY INC
filed 1998-01-23
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934 For the quarterly period ended March 31, 1997

(   )    Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from _____to_____

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

                 18-I Heritage Drive, Chatham, New Jersey 07928
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (201) 635-0665
                 ----------------------------------------------
                 Issuer's telephone number, including area code

                                 Not applicable
                      -------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ( X ) No (   )

As of March 31, 1997, the issuer had 13,958,262 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (   ) No ( X )
Total sequentially number pages in this document: 13

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed  Consolidated Balance Sheets (Unaudited)-
              As of March 31, 1997 and December 31, 1996 ............... 3

              Condensed  Consolidated   Statements  of  Operation
              (Unaudited)-  Three Months Ended March 31, 1997 and
              1996 and Cumulative from May 1, 1995 ..................... 4

              Condensed  Consolidated  Statements  of Cash  Flows
              (Unaudited)-  Three Months Ended March 31, 1997 and
              1996 and Cumulative from May 1, 1995 ..................... 5

              Condensed Consolidated  Statements of Stockholders'
              Deficit (Unaudited)- For the period January 1, 1996
              through March 31, 1997 ................................... 6

              Notes   to   Condensed    Consolidated    Financial
              Statements  (Unaudited)-  Three  Months Ended March
              31,1997 and 1996 and Cumulative from May 1, 1995 ......... 7

Item 2.  Management's Discussion and Analysis or Plan of Operation ..... 10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................. 12


SIGNATURES ............................................................. 13

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      March 31,     December 31,
                                                        1997            1996
                                                     ----------      ---------
ASSETS
Current Assets:
Cash                                                         $8              $8
Prepaid Taxes                                             3,442           3,442
                                                     ----------      ----------
              Total Current Assets                        3,450           3,450

Other Assets:
Deposit (Note 4)                                         30,000          30,000
Trade Name                                                5,000           5,000
                                                     ----------      ----------
              Total Other Assets                         35,000          35,000
                                                     ----------      ----------
TOTAL ASSETS                                            $38,450         $38,450
                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued expenses                  $294,656        $298,839
Due to Officer                                          219,669         166,669
Loan from Stockholder (Note 3)                           60,903          50,260
Notes Payable (Note 3)                                   23,400          23,400
Liability from Sale of Common Stock
  subsequently rescinded                                 22,260          22,260
Income Taxes Payable resulting from
  Discontinued Operations                                32,000          32,000
                                                     ----------      ----------
              Total Current Liabilities                 652,888         593,428

Stockholders' Deficit (Notes 2 and 6)
Common Stock $.001 par value;
  authorized 25,000,000 shares issued
  and outstanding-13,958,262 shares at
  March 31, 1997 and December 31, 1996
  respectively                                           13,958          13,958
Additional Paid-In Capital                            1,216,514       1,216,514
Deficit (Deficit of $1,760,513 accumulated
  since May 1, 1995)                                 (1,844,910)     (1,785,450)
                                                     ----------      ----------
              Total Stockholder's Deficit              (614,438)       (554,978)
                                                     ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $38,450         $38,450
                                                     ==========      ==========

            See Notes To Condensed Consolidated Financial Statements.

                     AMERICAN SPORTS HISTORY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                     Cumulative
                                                                        from
                                        1997            1996        May 1, 1995
                                     ----------      ----------     -----------
REVENUES
Interest                                                    $94            $468
                                     ----------      ----------     -----------

EXPENSES
General and Administrative               59,460         201,832       1,220,650
Consulting  and promotion fees                          352,500         459,475
Write-off of advances for
  terminated acquisition                                                 80,856
                                     ----------      ----------     -----------
             Total Expenses              59,460         554,332       1,760,981
                                     ==========      ==========     ===========


                                     ----------      ----------     -----------
NET LOSS                               ($59,460)      ($554,238)    ($1,760,513)
                                     ==========      ==========     ===========



                                     ----------      ----------
NET LOSS PER COMMON SHARE               ($0.004)        ($0.050)
                                     ==========      ==========



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            13,958,262      10,970,000
                                     ==========      ==========




            See Notes To Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                 Cumulative
                                                                                 from May 1,
                                                       1997           1996          1995
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                       ($59,460)     ($554,238)   ($1,760,513)
Adjustments to reconcile loss from operations
  to net cash provided by (used in) operating
  activities:
      Write-off of Prepaid Royalty                                                   137,500
      Shares of common stock issued for services                      170,000        483,008

Changes in operating assets and liabilities:
      Other assets                                                                    (5,000)
      Due to Officer                                    53,000         53,000        219,669
      Increase (Decrease) in Accounts payable
        and accrued expenses                            (4,183)        67,500        244,817
                                                   -----------    -----------    -----------
Net cash used in operating activities                  (10,643)      (263,738)      (680,519)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                                       23,400
Loan from stockholder                                   10,643            153         60,903
Sale of common stock                                                  260,000        573,964
Liability from sales of common stock rescinded                         (2,640)        22,260

                                                   -----------    -----------    -----------
Net cash provided by financing activities               10,643        257,513        680,527
                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                              0         (6,225)             8
CASH-Beginning of period                                     8          6,626
                                                   -----------    -----------    -----------
CASH-End of period                                          $8           $401             $8
                                                   ===========    ===========    ============



            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
       YEAR ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED MARCH 31, 1997


                                                            Average                            Additional
                                                             Price     Common Stock              Capital     Accumulated
                                                 Dates     Per Share      Shares      Amount    Paid-in        Deficit
                                               ----------  ---------   ------------  -------   ----------    -----------
BALANCE, December 31, 1995                                             10,296,112    $10,297     $485,084     ($623,052)


Shares issued for services                     1/96-12/96     $0.11     2,428,400      2,428      257,655

Shares issued for assets                       1/96-6/96      $0.25       670,000        670      166,830

Sale of common stock                           1/96-12/96     $0.55       563,750        563      306,945

Net loss for the year ended
  December 31, 1996                                                                                          (1,162,398)
                                                                       ----------    -------   ----------    -----------
BALANCE, December 31, 1996                                             13,958,262     13,958    1,216,514    (1,785,450)

Net loss for the three month ended
  March 31, 1997                                                                                                (59,460)
                                                                       ----------    -------   ----------    -----------
BALANCE, March 31, 1997                                                13,958,262    $13,958   $1,216,514   ($1,844,910)
                                                                       ==========    =======   ==========    ===========


            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995



1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization- The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). As used in this document, the "Company " refers to ASH and its subsidiary, Infinet, unless the context indicates otherwise.

       Basis of Presentation- For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 were those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet were classified as discontinued operations. Although planned principal operations have commenced, since the Company has not generated any revenues from operations, the Company is still considered to be in the development stage, and therefore cumulative results of operations and cash flows have been presented.

       Net Loss per Common Share- In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction, which has been accounted for as a reverse acquisition. Net loss per common share for the three months ended March 31,1997, is calculated based on the weighted average number of common shares outstanding.

       The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cumulative from May 1, 1995, and the changes in cash flows for the three months ended March 31, 1997 and 1996 and cumulative from May 1,
       1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.


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

       The Company incurred a net loss of $1,162,398 for the year ended December 31, 1996, resulting in an accumulated deficit of $1,785,450 and a stockholders' deficit of $554,978 at December 31, 1996. For the three months ended March 31, 1997, the Company incurred a net loss of $59,460 resulting in a stockholders' deficit of $614,438 at March 31, 1997.

       Management of the Company has a business plan summarizing its strategy through December 1998. Under this plan, approximately $5,000,000 will be required through December 1998, to pay off current debt and fund the start up of its sports magazine. The Company is currently negotiating with several independent parties regarding certain potential contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.


3.     TRANSACTIONS WITH RELATED PARTIES

       LOAN FROM STOCKHOLDER/NOTES PAYABLE- Loan from stockholder reflects advances made to and expenses paid on behalf of the Company by a stockholder related to the Chief Executive Officer of the Company. Proceeds from issuance of notes represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Interest expense for the three month period ended March 31, 1997 was $585.


4.     ACQUISITION OF OTHER ASSETS

       Deposits- On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from the Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library during the year ended December 31, 1996. As of March 31, 1997, no additional shares of stock were issued.

       The Company is currently negotiating a revision of the original contract terms with the owner of the film library. No conclusion has yet been reached.


5.     COMMITMENTS AND CONTINGENCIES

       Legal Proceedings- On June 30, 1996 a default judgment was entered against Infinet Inc., the wholly-owned subsidiary of American Sports History Inc. and certain of the Company's principal stockholders by a former affiliated party of Infinet Inc., alleging breach of contractual commitments and other matters. Legal counsel for the Company has advised management that this matter is in the process of being settled for a nominal amount.

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


6.     COMMON STOCK

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:
         Effective August 21, 1995, ASH acquired Infinet. For accounting purposes, the acquisition of Infinet by ASH was treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced efforts to publish a variety of nostalgic sports magazines. Although planned principal operations have commenced, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stages.

Statements of Operations:

Three Months Ended March 31, 1997 and 1996-

         For  the  three  month  period  ended  March  31,  1997,   general  and
administrative expenses were $59,460 and consisted primarily of the accrual of the Company's Chief Executive Officer's salary and related benefits.

         For the three month period ended March 31,1996, general and administrative expenses of $201,832 consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees and Promotional expenses of $352,500 consisted of fees to consultants, employees and officers for services rendered as well as certain contractual commitments.

         During the three months ended March 31, 1997 and 1996, the Company had net losses of $59,460 and $554,238, respectively. Interest expense for the three month periods ended March 31, 1977 and 1996 respectively, was $585 and $176.

Financial Condition-March 31,1997:

Liquidity and Capital Resources-

         Management of the Company has a business plan summarizing its strategy through December 1998. Under this plan, approximately $5,000,000 will be required to pay off current debt and fund the start up of its sports magazine. The Company is currently negotiating with several independent parties regarding certain contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise the necessary capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

         Management of the Company believes that it will be able to sustain limited operations during the year ending December 31, 1997, with the cash resources generated by the continuing sale of small amounts of common stock, and through management's ability to control discretionary expenditures. Except for the Company's employment agreement with its Chief Executive Officer, the Company has no other fixed expenses. The Company intends to defer the cash payment of compensation to the officer until such time as the Company has adequate working capital and/or cash flow. To the extent possible, the Company intends to continue to issue shares of its common stock to its officer and consultants for services rendered, in order to conserve working capital.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

      Exhibit
      Number            Description
      -------           ------------

       10.1 Purchase Agreement between American Sports History Incorporated and Vernon Nobles dated February 2, 1996, Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto.

        27        Financial Data Schedule (electronic filing only)

     (b)  Reports of Form 8-K

          Three Months Ended March 31, 1997-None

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

                                  AMERICAN SPORTS HISTORY INCORPORATED
                                  ------------------------------------
                                             (Registrant)



Date:    January 16, 1998              By: /s/ VINCENT M. NERLINO
                                       --------------------------
                                       Vincent M. Nerlino
                                       President, CEO
                                       (Duly authorized officer and
                                        principal financial officer)