Form 10QSB
period 1997-06-30
AMERICAN SPORTS HISTORY INC
filed 1998-01-23
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                ( X ) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

                   For the quarterly period ended June 30,1997

                ( X ) Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                          87-0485307
--------------------------------                       ---------------------
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

                                 Not applicable
               -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ( X ) No (   )

As of June 30, 1997, the issuer had 1,770,826 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (  )  No ( X )

Total sequentially number pages in this document: 14

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
                                                                        Page

              Condensed  Consolidated Balance Sheets (Unaudited)-
              As of June 30, 1997 and December 31, 1996 ................. 3

              Condensed  Consolidated  Statements  of  Operations
              (Unaudited)- Three Months and Six Months Ended June
              30, 1997 and 1996 and Cumulative from May 1, 1995 ......... 4-5

              Condensed  Consolidated  Statements  of Cash  Flows
              (Unaudited)-  Six Months  Ended  June 30,  1997 and
              1996 and Cumulative from May 1, 1995 ...................... 6

              Condensed  Consolidated  Statement of Stockholders'
              Deficit  (Unaudited) For  the period  January 1,1996
              through June 30, 1997 ..................................... 7

              Notes   to   Condensed    Consolidated    Financial
              Statements (Unaudited)- Three Months and Six Months
              Ended June 30,1997 and 1996 and Cumulative from May
              1, 1995 ................................................... 8

Item 2.  Management's Discussion and Analysis or Plan of Operation ...... 12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................... 13


SIGNATURES .............................................................. 14

ITEM 1.  FINANCIAL STATEMENTS


               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    June 30,     December 31,
                                                      1997          1996
ASSETS                                            -----------    -----------
Current Assets:
Cash                                                       $8             $8
Prepaid Taxes                                           3,442          3,442
                                                  -----------    -----------
             Total Current Assets                       3,450          3,450

Other Assets:
Deposit (Note 4)                                       30,000         30,000
Trade Name                                              5,000          5,000
                                                  -----------    -----------
             Total Other Assets                        35,000         35,000

                                                  -----------    -----------
TOTAL ASSETS                                          $38,450        $38,450
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued expenses                $297,361       $298,839
Due to Officer                                        267,697        166,669
Loan from Stockholder (Note 3)                         62,279         50,260
Notes Payable (Note 3)                                 23,400         23,400
Liability from Sale of Common Stock
  subsequently rescinded                               22,260         22,260
Income Taxes Payable resulting from
  Discontinued Operations                              32,000         32,000
                                                  -----------    -----------
             Total Current Liabilities                704,997        593,428

Stockholders'  Deficit  (Notes 2 and 6)
Common Stock $.01 par value;  authorized
  25,000,000 shares issued and
  outstanding- 1,770,826 shares at June 30, 1997
  and 13,958,262 shares at December 31, 1996           17,708         13,958
Additional Paid-In Capital                          1,220,264      1,216,514
Deficit (Deficit of $1,820,122 accumulated
  since May 1, 1995)                               (1,904,519)    (1,785,450)
                                                  -----------    -----------
             Total Stockholder's Deficit             (666,547)      (554,978)

                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $38,450        $38,450
                                                 ============    ===========


            See Notes To Condensed Consolidated Financial Statements.

                    AMERICAN SPORTS HISTORY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                       1997          1996
                                    ----------    ----------
REVENUES
Interest                                                $69
                                    ----------    ----------

EXPENSES
General and Administrative              57,109       104,477
Consulting fees                          2,500        33,300

                                    ----------    ----------
             Total Expenses             59,609       137,777
                                    ------------------------



                                    ----------    ----------
NET LOSS                              ($59,609)    ($137,708)
                                    ==========    ==========



                                    ----------    ----------
NET LOSS PER COMMON SHARE               ($0.04)       ($0.01)
                                    ==========    ==========



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            1,520,826    11,890,000
                                    ==========    ==========




    See Notes To Condensed Consolidated Financial Statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                   Cumulative
                                                                   from May 1,
                                       1997           1996            1995
                                    ----------     ----------      -----------
REVENUE
Interest                                                 $163            $468
                                    ----------     ----------       ----------

EXPENSES
General and administrative             116,569        306,309       1,277,759
Consulting and promotion fees            2,500        385,800         461,975
Write-off of advances for
   terminated acquistion                                               80,856

                                    ----------     ----------      -----------
              Total Expenses           119,069        692,109       1,820,590
                                    ----------     ----------      -----------



                                    ----------     ----------      -----------
NET LOSS                             ($119,069)     ($691,946)    ($1,820,122)
                                    ==========     ==========      ===========


NET LOSS PER COMMON SHARE               ($0.08)        ($0.06)
                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            1,458,326     11,890,000
                                    ==========     ==========



            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                    Cumulative
                                                                    from May 1,
                                                  1997      1996       1995
                                              ---------- ---------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations               ($119,069) ($691,946) ($1,820,122)
Adjustments to reconcile loss
  from operations to net cash provided
  by (used in) operating activities:
    Write-off of Prepaid Royalty                                        137,500
    Shares of common stock issued for services    7,500    170,000      490,508

Changes in operating assets and liabilities:
    Other assets                                                         (5,000)
    Increase in Due to Officer                  101,028    106,000      267,697
    Increase (Decrease) in Accounts
      payable and accrued expenses               (1,478)   109,300      247,522
                                              ---------- ---------- -----------
Net cash used in operating activities           (12,019)  (306,646)    (681,895)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                          23,400
Loan from stockholder                            12,019     26,853       62,279
Sale of common stock                                       277,500      573,964
Liability from sales of
  common stock rescinded                                    (2,640)      22,260

                                              ---------- ---------- -----------
Net cash provided by financing activities        12,019    301,713      681,903
                                              ---------- ---------- -----------

NET INCREASE (DECREASE) IN CASH                       0     (4,933)           8
CASH-Beginning of period                              8      6,626
                                              ---------- ---------- -----------
CASH-End of period                                   $8     $1,693           $8
                                              ========== ========== ===========



            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
         YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED JUNE 30, 1997


                                                              Average                              Additional
                                                               Price          Common Stock          Paid-in    Accumulated
                                                    Dates    Per Share     Shares      Amount       Capital      Deficit
                                                  ---------  --------- -------------  --------    -----------  ------------

BALANCE, December 31, 1995                                                10,296,112   $10,297      $485,084     ($623,052)

Shares issued for services                        1/96-12/96     $0.11     2,428,400     2,428       257,655

Shares issued for assets                          1/96-6/96      $0.25       670,000       670       166,830

Sale of common stock                              1/96-12/96     $0.55       563,750       563       306,945

Net loss for the year ended
  December 31, 1996                                                                                             (1,162,398)

                                                 ------------------------------------------------------------------------
BALANCE, December 31, 1996                                                13,958,262    13,958     1,216,514    (1,785,450)

Net loss for the three month
  ended March 31, 1996                                                                                             (59,460)

                                                 ------------------------------------------------------------------------
BALANCE, March 31, 1997                                                   13,958,262    13,958     1,216,514    (1,844,910)

Effect of 1 for 10 reverse
  stock split (Note 6)                            5/15/97               (12,562,436)

Shares issued for services                        5/30/97        $0.02       375,000     3,750         3,750

Net loss for the three months
  ended June 30, 1997                                                                                              (59,609)

                                                  ------------------------------------------------------------------------
BALANCE, June 30, 1997                                                     1,770,826   $17,708    $1,220,264   ($1,904,519)
                                                  ========================================================================



                 See Notes to Condensed Consolidated Financial Statements.

             AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995



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

         Basis of Presentation- For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 were those of Infinet. The business of Infinet has historically been investing and consulting, but in conjuction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet were classified as discontinued operations. Although planned principal operations have commenced, since the Company has not generated any revenues from operations, the Company is still considered to be in the development stage, and therefore cumulative results of operations and cash flows have been presented.

         Net Loss per Common Share- In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction, which has been accounted for as a reverse acquisition. Net loss per common share for the three and six months ended June 30, 1997, is calculated based on the weighted average number of common shares outstanding.

         The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cumulative from May 1, 1995, and the changes in cash flows for the six months ended June 30, 1997 and 1996 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

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

         The Company incurred a net loss of $1,162,398 for the year ended December 31, 1996, resulting in an accumulated deficit of $1,785,450 and a stockholders' deficit of $554,978 at December 31, 1996. For the six months ended June 30, 1997, the Company incurred a net loss of $119,069 resulting in a stockholders' deficit of $666,547 at June 30, 1997.

         Management of the Company has currently prepared a business plan summarizing its strategy through December 1998. Under this plan, approximately $5,000,000 will be required through December 1998, to pay off current debt and fund the start up of its sports magazine. The Company is currently negotiating with several independent parties regarding certain potential contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

3. TRANSACTIONS WITH RELATED PARTIES

         LOAN FROM STOCKHOLDER/NOTES PAYABLE- Loan from stockholder reflects advances made to and expenses paid on behalf of the Company by a stockholder related to the Chief Executive Officer of the Company. Proceeds from issuance of notes represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Interest expense for the three and six month periods ended June 30, 1997 was $585 and $1,170, respectively.

4. ACQUISITION OF OTHER ASSETS

         Deposits- On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of commom stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library during the year ended December 31, 1996. As of June 30, 1997, no additional shares of stock were issued.

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

         On May 30, 1997, the Company issued 375,000 shares of its common stock, comprised of 250,000 shares issued to its Chief Executive Officer (stock in lieu of cash under employment agreement) and 125,000 shares for services rendered by an outside consultant. The shares were valued at $7,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION

Overview:
         Effective August 21,1995, ASH acquired Infinet. For accounting purposes, the acquisition of Infinet by ASH was treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced efforts to publish a variety of nostalgic sports magazines. Although planned principal operations have commenced, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stages.

Statements of Operations:

Three Months Ended June 30, 1997 and 1996-

         For  the  three  month  period   ended  June  30,  1997,   general  and
administrative expenses were $57,109 and consisted primarily of the accrual of the Company's Chief Executive Officer's salary and related benefits.

         For the three month period ended June 30,1996, general and administrative expenses of $104,477 consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting fees of $33,300 consisted of fees to consultants, employees and officers for services rendered.

         During the three months ended June 30, 1997 and 1996, the Company had net losses of $59,609 and $137,708 respectively. Interest expense for the three month period ended June 30, 1977 was $585.

Six Months Ended June 30, 1997 and 1996-

         For the six months ended June 30, 1997, general and administrative expenses were $116,569 and consisted primarily of the accrual of the Chief Executive Officer's salary and related benefits.

         For the six months ended June 30, 1996, general and administrative expenses were $306,309, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting and promotion fees of $385,300 consisted of fees to consultants, employees and officers for services rendered as well as fees for certain contractual commitments.

During the six months ended June 30, 1997 and 1996, the Company had net losses of $119,069 and $691,946 respectively.


Financial Condition-June 30,1997:

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

         During the six months ended June 30, 1997, the Company issued 375,000 shares of its common stock for services rendered, to the Company's Chief Executive Officer (stock in lieu of cash payment under employment agreement) and an outside consultant. The stock was valued at $7500.


                           PART II. OTHER INFORMATION

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

               Exhibit
               Number      Description
               -------     --------------
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

         (b)  Reports of Form 8-K
                 Three Months Ended June 30, 1997-None

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


                                          AMERICAN SPORTS HISTORY INCORPORATED
                                          ------------------------------------
                                          (Registrant)



Date:January 16, 1998               By:   /s/ VINCENT M. NERLINO
                                          ------------------------------------
                                          Vincent M. Nerlino
                                          President, CEO
                                          (Duly authorized officer and
                                          principal financial officer)