Form 10QSB
period 1997-09-30
AMERICAN SPORTS HISTORY INC
filed 1998-01-23
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

                For the quarterly period ended September 30, 1997

(   )    Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from _____to_____

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
          --------------------------------------------------------------
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

                                 (201) 635-0665
                 -----------------------------------------------
                 Issuer's telephone number, including area code

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ( X ) No (   )

As of September 30, 1997, the issuer had 2,770,826 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (  )  No ( X )

Total sequentially number pages in this document: 13

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                       Page

               Condensed Consolidated Balance Sheets (Unaudited)-
               As of September 30, 1997 and December 31, 1996.......... 3

               Condensed  Consolidated  Statements  of Operations
               (Unaudited)-  Three  Months and Nine Months  Ended
               September  30, 1997 and 1996 and  Cumulative  from
               May 1, 1995............................................. 4-5

               Condensed  Consolidated  Statements  of Cash Flows
               (Unaudited)-  Nine Months Ended September 30, 1997
               and 1996 and Cumulative from May 1, 1995................ 6

               Condensed  Consolidated Statement of Stockholders'
               Deficit (Unaudited)- For the period January 1,1996
               through September 30, 1997.............................. 7

               Notes   to   Condensed    Consolidated   Financial
               Statements  (Unaudited)-  Three  Months  and  Nine
               Months  Ended  September   30,1997  and  1996  and
               Cumulative from May 1, 1995............................. 8


Item 2.  Management's Discussion and Analysis or Plan of Operation..... 11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................. 12


SIGNATURES............................................................. 13

ITEM 1.  FINANCIAL STATEMENTS


               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     September 30,  December 31,
                                                         1997          1996
                                                      ----------    ----------
ASSETS
Current Assets:
Cash                                                         $13            $8
Prepaid Taxes                                              3,442         3,442
                                                      ----------    ----------
             Total Current Assets                          3,455         3,450

Other Assets:
Deposit (Note 4)                                          30,000        30,000
Trade Name                                                 5,000         5,000
                                                      ----------    ----------
             Total Other Assets                           35,000        35,000

                                                      ----------    ----------
TOTAL ASSETS                                             $38,455       $38,450
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued expenses                   $291,417      $298,839
Due to Officer                                           271,166       166,669
Loan from Stockholder (Note 3)                            73,217        50,260
Notes Payable (Note 3)                                    23,400        23,400
Liability from Sale of Common Stock
  subsequently rescinded                                  22,260        22,260
Income Taxes Payable resulting from
  Discontinued Operations                                 32,000        32,000
                                                      ----------    ----------
      Total Current Liabilities                          713,460       593,428

Stockholders'  Deficit  (Notes 2 and 6)
  Common Stock $.01 par value;  authorized
  25,000,000 shares issued and outstanding-
  2,770,826 shares at September 30, 1997
  and 13,958,262 shares at December 31, 1996              27,708        13,958
Additional Paid-In Capital                             1,260,264     1,216,514
Deficit (Deficit of $1,878,580
   accumulated since May 1, 1995)                     (1,962,977)   (1,785,450)
                                                      ----------    ----------
      Total Stockholder's Deficit                       (675,005)     (554,978)

                                                      ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $38,455       $38,450
                                                      ==========    ==========

            See Notes To Condensed Consolidated Financial Statements.

                     AMERICAN SPORTS HISTORY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                         1997         1996
                                                      ----------   ----------
REVENUES
Interest                                                                  $24
                                                      ----------   ----------

EXPENSES
General and Administrative                                58,458       81,421
Consulting fees                                                        60,250

                                                      ----------   ----------
             Total Expenses                               58,458      141,671
                                                      ----------   ----------



                                                      ----------   ----------
NET LOSS                                                ($58,458)   ($141,647)
                                                      ==========   ==========



                                                      ----------   ----------
NET LOSS PER COMMON SHARE                                 ($0.03)      ($0.01)
                                                      ==========   ==========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              1,770,826   12,023,829
                                                      ==========   ==========



            See Notes To Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                     Cumulative
                                                                     from May 1,
                                          1997           1996           1995
                                       ----------    -----------     ----------
REVENUE
Interest                                                    $187           $468
                                       ----------    -----------     ----------


EXPENSES
General and administrative                175,027        386,730      1,336,217
Consulting and promotion fees               2,500        447,050        461,975
Write-off of advances for terminated
  acquistion                                                             80,856

                                       ----------    -----------     ----------
              Total Expenses              177,527        833,780      1,879,048
                                       ----------    -----------     ----------



NET LOSS                                ($177,527)     ($833,593)   ($1,878,580)
                                       ==========    ===========     ==========


NET LOSS PER COMMON SHARE                  ($0.09)        ($0.07)
                                       ==========    ===========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               1,895,826     11,855,683
                                       ==========    ===========



            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                 Cumulative
                                                                                 from May 1,
                                                          1997        1996          1995
                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Loss from continuing operations                       ($177,527)   ($833,593)   ($1,878,580)
Adjustments to reconcile loss from
  operations to net cash provided by
  (used in) operating activities:
       Write-off of Prepaid Royalty                                                 137,500
       Shares of common stock issued for services        57,500      201,250        540,508

Changes in operating assets and liabilities:
       Other assets                                                   (5,000)        (5,000)
       Increase in Due to Officer                       104,497      175,000        271,166
       Increase (Decrease) in Accounts
         payable and accrued expenses                    (7,422)     121,675        241,578
                                                       ------------------------------------
Net cash used in operating activities                   (22,952)    (340,668)      (692,828)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                       23,400         23,400
Loan from stockholder                                    22,957       26,853         73,217
Sale of common stock                                                 287,500        573,964
Liability from sales of common stock rescinded                        (2,640)        22,260

                                                       ------------------------------------
Net cash provided by financing activities                22,957      335,113        692,841
                                                       ------------------------------------

NET INCREASE (DECREASE) IN CASH                               5       (5,555)            13
CASH-Beginning of period                                      8        6,626
                                                       ------------------------------------
CASH-End of period                                          $13       $1,071            $13
                                                       ====================================


            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
      YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                       Average                                   Additional
                                                        Price             Common Stock            Paid-in     Accumulated
                                          Dates       Per Share      Shares           Amount      Capital       Deficit
                                       ----------     ---------    ----------        -------      --------    -----------
BALANCE, December 31, 1995                                         10,296,112        $10,297      $485,084     ($623,052)

Shares issued for services             1/96-12/96         $0.11     2,428,400          2,428       257,655

Shares issued for assets                1/96-6/96         $0.25       670,000            670       166,830

Sale of common stock                   1/96-12/96         $0.55       563,750            563       306,945

Net loss for the year ended
 December 31, 1996                                                                                            (1,162,398)

                                                                   -----------------------------------------------------
BALANCE, December 31, 1996                                         13,958,262         13,958     1,216,514    (1,785,450)

Net loss for the three month
  ended March 31, 1996                                                                                           (59,460)


                                                                   -----------------------------------------------------
BALANCE, March 31, 1997                                            13,958,262         13,958     1,216,514    (1,844,910)

Effect of 1 for 10 reverse
  stock split (Note 6)                    5/15/97                 (12,562,436)

Shares issued for services                5/30/97         $0.02       375,000          3,750         3,750

Net loss for the three months ended
  June 30, 1997                                                                                                  (59,609)

                                                                   -----------------------------------------------------
BALANCE, June 30, 1997                                              1,770,826        $17,708    $1,220,264   ($1,904,519)
                                                                   =====================================================

Shares issued for services                 7/2/97         $0.05     1,000,000         10,000        40,000

Net loss for the three months ended
September 30, 1997                                                                                               (58,458)

                                                                   -----------------------------------------------------
BALANCE, September 30, 1997                                         2,770,826      $27,708    $1,260,264    $1,962,977
                                                                   =====================================================

            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995


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

         Net Loss per Common Share- In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction, which has been accounted for as a reverse acquisition. Net loss per common share for the three and nine months ended September 30, 1997, is calculated based on the weighted average number of common shares outstanding.

         The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cumulative from May 1, 1995, and the changes in cash flows for the nine months ended September 30, 1997 and 1996 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiary, Infinet. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

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

         The Company incurred a net loss of $1,162,398 for the year ended December 31, 1996, resulting in an accumulated deficit of $1,785,450 and a stockholders' deficit of $554,978 at December 31, 1996. For the nine months ended September 30, 1997, the Company incurred a net loss of $177,527 resulting in a stockholders' deficit of $675,005 at September 30, 1997.

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

3.       TRANSACTIONS WITH RELATED PARTIES

         LOAN FROM STOCKHOLDER/NOTES PAYABLE- Loan from stockholder reflects advances made to and expenses paid on behalf of the Company by a stockholder related to the Chief Executive Officer of the Company. Proceeds from issuance of notes represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Interest expense for the three and nine month periods ended September 30, 1997 was $585 and $1,755, respectively.

4.       ACQUISITION OF OTHER ASSETS

         Deposits- On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library during the year ended December 31, 1996. As of September 30, 1997, no additional shares of stock were issued.

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

         On July 2,1997, the Company issued 1,000,000 shares of its common stock valued at $50,000, to its Chief Executive Officer in lieu of cash payment under his employment contract with the Company.

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

Statements of Operations:

Three Months Ended September 30, 1997 and 1996-

         For the three month period ended September 30, 1997, general and administrative expenses were $58,458 and consisted primarily of the accrual of the Company's Chief Executive Officer's salary and related benefits.

         For the three month period ended September 30,1996, general and administrative expenses of $81,421 consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting and promotion fees of $60,250 consisted of fees to consultants, employees and officers for services rendered.

         During the three months ended September 30, 1997 and 1996, the Company had net losses of $58,458 and $141,647 respectively. Interest expense for the three month period ended September 30, 1977 was $585.

Nine Months Ended September 30, 1997 and 1996-

         For  the  nine  months   ended   September   30,   1997,   general  and
administrative expenses were $175,027 and consisted primarily of the accrual of the Chief Executive Officer's salary and related benefits.

         For the nine months ended September 30, 1996, general and administrative expenses were $386,730, and consisted of office expenses, legal and accounting fees and travel and entertainment. Consulting and promotion fees of $477,050 consisted of fees to consultants, employees and officers for services rendered as well as fees for certain contractual commitments.

During the nine months ended September 30, 1997 and 1996, the Company had net losses of $177,527 and $833,593 respectively.

Financial Condition-September 30,1997:

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

         On July 2, 1997, the Company issued 1,000,000 shares of its common stock valued at $50,000, to its Chief Executive Officer (stock in lieu of cash payment under employment agreement).





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

         (b)  Reports of Form 8-K

              Three Months Ended September 30, 1997-None

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