Form 10KSB
period 1997-12-31
AMERICAN SPORTS HISTORY INC
filed 1998-08-26
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ( x )  ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the year ended December 31, 1997

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes() No
(x)ck if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

     The issuer had no revenues from continuing operations for its most recent fiscal year ended December 31, 1997.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing bid and ask prices on June 5, 1998 of $.0625 and $.53125, respectively, was $847,304.

     As of June 5, 1998, the issuer had 6,795,826 shares of its common stock issued and outstanding or to be issued.

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

          American Sports History 1996 Stock Incentive Plan.


          Subsidiaries  of the Registrant:

          Infinet,  Inc. - incorporated in the
          state of Delaware.

          Sunset Interactive Network, Inc.-incorporated in the state of Michigan.



     Transitional Small Business Disclosure Format: Yes ( ) No (X)

     Total sequentially numbered page in this document:.

     Exhibit index page number: 1.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Organization:

     The Company was incorporated in the state of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). On January 14, 1998, the Company acquired 100% of the capital stock of Sunset Interactive Network Inc., a Michigan corporation (SIN). As used in this document, the "Company" refers to ASH and its subsidiaries, Infinet and SIN (effective January 14, 1998), unless the context indicates otherwise.

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

     For accounting purposes, the acquisition of Infinet by ASH was treated as a recapitalization of Infinet, with Infinet as the acquiror (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although the Company has incurred significant start-up cost, since the Company has not yet generated any revenue from operations, the Company is still considered to be in the development stage.

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

     On January 14, 1998, the Company entered into an agreement with Sunset Interactive Network, Inc. (SIN), a newly formed Michigan corporation, to purchase 100% of the common stock of SIN in exchange for the issuance of 500,000 shares of ASH's common stock to be paid in four equal installments during 1998.

     The president, Peter Klamka, will continue in the same capacity at SIN, as well as be a board member of ASH.

     SIN is registered as an interactive media company whose objective is to provide entertainment information through the World Wide Web by utilizing recognized celebrity names. Operations for SIN have not yet commenced and start-up funding is solely dependent on successfully obtaining outside sources of financing. Even if sufficient capital were available to commence operations, there is no guarantee that the Company will be successful or meet its goals and objectives.

     In 1997 the Company incurred general and administrative expenses of $246,404, lawsuit settlement expense of $122,500 and consulting fees of $2,500. In 1996, general and administrative expenses and consulting fees were $855,129 and $307,475 respectively. The Company funded operations from the sale of stock, loans from officers and stockholders, and issuance of stock in exchange for services rendered.


Product Development Strategy:

     The Company intends to focus its efforts on becoming a multi-media publishing company with its primary focus on creating a web site to promote a historical sports magazine covering America's five major professional sports: football, baseball, basketball, hockey and soccer. Major league sports are a dominating interest to the American public, who not only has a passion for the current season's highlights, but also a profound fascination with historical statistics, former players and nostalgic moments from past famous games. The Company was conceived to chronicle the heritage of American sports history, and to become recognized as the definitive source for historical sports content by sport enthusiasts of all ages. The Company intends to capitalize on the current trend in sports nostalgia and the increased growth of the general sports marketplace, as well as the worldwide development of, and desire for, American sports products. The Company also intends to market sports memorabilia, and through its entertainment division, to produce sports-related videos and television productions.

     Through the acquisition of SIN, a wholly owned subsidiary of ASH, the Company intends to enter into the entertainment market through the World Wide Web, with the objective of becoming the leading internet based sports historian.

     While the Company had initially intended to publish hard copy magazines, it has now decided to publish on the World Wide Web. As of June 5, 1998, the Company had not begun the production process.

     The Company has copyrighted five custom-designed logos that have been designed for its prospective magazine. The Company intends to file a trademark application for "American Sports History" and intends to trademark and copyright each magazine name once publication commences.

     The Company requires a minimum of approximately $5,000,000 of operating capital through December 1999 to pay off current debt and implement its business plan of publishing an on-line nostalgic sports magazine and entering the entertainment industry through the internet. The Company intends to raise this operating capital through the sale of its equity securities. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

Marketing and Distribution:

     In order to reach its intended customer, the sports and entertainment oriented retail consumer, management intends to utilize promotional advertising that will be coordinated both independently and cooperatively with other sports publications, radio and television media, sports events, consumer products, specialty retail distributors, the internet and other organizations and associations.

     The Company intends to introduce a broad-based subscriber acquisition program, which will include direct to consumer communications through various media for its proposed magazine, and which may include a video premium offer.

     The Company also intends to offer occasional hard copy editions of its magazine for special events. Public announcements by the announcers in the stadiums and messages on the stadium's electronic scoreboards will be utilized to inform fans about the Company's magazines.

     Through its wholly-owned subsidiary, SIN, the Company anticipates the sale of retail entertainment related items such as recorded music, books, apparel, concert tickets, gifts and collectibles, with the assistance of relationships formed with several world renowned celebrities. The Company anticipates that revenues will be primarily generated from on-line advertisers.

     The Company will also be reviewing opportunities in the areas of bundling and cross-promotions programs containing magazines, T-shirts and coupons.

Acquisition Of Other Assets:

     On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and the license rights to use 36 hours of footage from the Historic Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. As of December 31, 1997 no additional shares of stock were issued. The Company is currently negotiating a revision of the original contract terms with the owner of the film library. No conclusion has yet been reached. Management believes loss of this contract will not have a material effect on future operations.

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

     As of December 31, 1996, the contracts with the NFLA and Gage terminated in accordance with the terms and conditions stipulated in the respective contracts. As a result, the Company did not realize the benefits associated with these agreements, and accordingly, charged the prepaid royalties to operations for the year ended December 31, 1996.

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

     The market for internet services is new, intensely competitive and subject to rapid change. The number of web sites on the internet has grown dramatically without substantial barriers to entry. The Company believes that the utilization of celebrity names will ensure a competitive advantage over other web sites that may be considered competition for the same audience. The intention is to anchor itself into relationships with celebrities as well as develop innovative and aggressive strategies in technical and contextual presentation on the web, focusing predominately on history and nostalgia while interacting with current events in sports.

Employees:

     During 1996 the Company had three employees. Early in 1997 the Company reduced its staff to one employee. (see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT"). The Company periodically retains outside consultants to perform certain corporate administrative tasks.


ITEM 2.  DESCRIPTION OF PROPERTY


     The Company does not own, and does not anticipate acquiring, any real estate, principal plants and/or other property.

     The Company occupied its Scottsdale, Arizona editorial offices on a month-to-month basis at a monthly rent of $1,043 through January 1997. The Company currently operates its corporate offices from office facilities provided by its President on a month-to-month basis without charge.


ITEM 3.  LEGAL PROCEEDINGS

     On June 30, 1996, a Default Judgement was entered against Infinet, the Company's wholly-owned subsidiary, and Vincent M. Nerlino, the President and principal shareholder of the Company. The entry of the Default Judgement was the result of a Cross-Complaint filed by William Brin, former President of Fans Publishing, Inc., against Infinet,Jeane Hays Nerlino, the wife of Vincent M. Nerlino and the former sole stockholder of Infinet, and Vincent M. Nerlino, a former director and shareholder of Fans Publishing, Inc., among others, in Superior Court of Arizona, Maricopa County, Case No. CV 95-18275.

     The Complaint was filed by Dr. Craig B. Pearson against Fans Publishing, Inc., Mr. Nerlino, Mrs. Nerlino, Mr. Brin, Mr. Bianchi and others, alleging, among other things, fraudulent sale of securities, breach of contract, fraud and breach of fiduciary duties. Dr. Pearson was seeking, among other things, actual damages of $600,000, punitive damages, and attorneys' fees.

     Effective  October 14, 1997,  on  behalf of  himself  and the Company,  Mr.
Nerlino, Chairman of the Company, signed a proposed settlement agreement whereby the Company is obligated to pay the plaintiff $5,000 within 120 days of signing the agreement and an additional $95,000 without interest, to be paid within three years of the effective date of the agreement. In addition, the Company is obligated to issue to Dr. Pearson, 225,000 shares of its common stock within 30 days of the signing of the agreement. In the opinion of counsel, the agreement is binding on both the Company and Mr. Nerlino as its President and CEO.

     As of June 5, 1998, the Company had not yet paid any of its obligation, and As such, is in default under the terms of the agreement. Counsel for the Company has contacted the plaintiff and his attorney and is currently in the process of attempting to renegotiate certain terms of the settlement agreement. However, if this attempt is unsuccessful and should any legal action be initiated against the Company due to its defaulting, the Company will vigorously defend itself.

Legal counsel for the Company is currently holding 225,000 shares of the Company's common stock and $5,000 for the benefit of Dr. Pearson, and has been instructed by management to release such stock and proceeds to the plaintiff upon resolution of this matter.

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The plaintiff is seeking refund of the $200,000 original amount invested in the Company's common stock plus interest and legal costs incurred, based on allegations that the Company failed to register the stock timely. Trial is set for the end of November 1998. Legal counsel for the Company believes the case has no merit and the Company will vigorously contest the case. There can be no assurances that this matter will be satisfactorily resolved, and as such, a verdict against the Company would have a material adverse effect on the Company's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    (a).   Market Information

     The Company's common stock has been traded in the over-the-counter market on the Over the Counter Electronic Bulletin Board under the symbol "ASPH" since September 20, 1995. In May 1997 the Company effectuated a 1 for 10 reverse stock split at which time the symbol was changed to "AMSH." Prior to that date, there was no market for the Company's common stock. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. The information set forth below was provided by the National Quotation Bureau, Inc.

Year Ended December 31, 1996:

                 Quarter      High       Low
                 -------     -----    ------
                    1        $4.00      $.01
                    2         5.00       .25
                    3         1.50    .46875
                    4         3.00     .0625


Year Ended December 31, 1997:

                 Quarter      High       Low
                 -------      ----       ---
                    1         $.04      $.04
                    2          .05       .01
                    3         2.00       .05
                    4          .25      .125


    (b) Holders:

                                                         Approximate number of
                                                         Record Holders (as of
                   Title of Class                           June 5, 1998)
                   --------------                        ----------------------
              Common stock, $.01 par value                      460(1)


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview:


     Effective   January  14,  1998,  the  Company  acquired  SIN.  SIN  has  no operations, but it is the intention of the Company to establish a web site and sell various entertainment related items through the internet.

Although the Company has incurred a significant amount of start-up costs, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stage.

Statement of Operations -

Years Ended December 31, 1997 and 1996:

     During the year ended December 31, 1997, general and administrative Expenses, liability from lawsuit settlement and consulting fees were $246,404, 122,500 and $2,500 respectively, including 1,375,000 shares of common stock issued to a consultant and the Company's Chief Executive Officer (see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table"), which were valued at $57,500. During the year ended December 31, 1996, general and administrative expenses and consulting fees were $855,129 and $307,475 respectively, including 2,428,400 shares of common stock issued to consultants, employees and officers, which were valued at $260,083.

     During the years ended December 31, 1997 and 1996, the Company had net losses of $371,404 and $1,162,398 respectively.

     As of December 31, 1997 and 1996, the Company was a development stage company that had not yet generated any revenues from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenues, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues after establishing its website. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in publishing one or more nostalgic sports magazine.

Financial Condition - December 31, 1997:


     The Company will require a minimum of approximately $5,000,000 of operating capital through December 1999 to implement its business plan of publishing an on-line, nostalgic sports magazine. The Company intends to attempt to raise this operating capital through the sale of its equity securities and/or seek outside private sources of financing. However, there can be no assurances that the Company will be successful in raising sufficient operating capital on a timely basis, at an acceptable cost, and under acceptable terms and conditions in order to implement its business plan. To the extent that the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will have to curtail or cease operations. In addition, even if the Company does raise sufficient operating capital through the sale of its equity securities, there can be no assurances that the net proceeds will be sufficient to enable the Company to develop its new line of business to a level where it will generate profits and cash flows from operations.

     During the year ended December 31, 1997, the Company issued 1,375,000 common shares for services rendered by its employee and an outside consultant , which were valued at $57,500 (see "ITEM 10. EXECUTIVE COMPENSATION Summary Compensation Table"). During the year ended December 31, 1996, the Company sold 563,750 shares of its common stock for $307,508. In addition, the Company issued 2,428,200 common shares for services rendered by employees, consultants and officers, which were valued at $260,083.

     Management of the company believes that it will be able to sustain limited operations during the year ending December 31, 1998, with the cash resources generated by the continuing sale of small amounts of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. Except for the Company's employment agreement with its President, the Company has no fixed expenses. During the year ended December 31, 1997, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employee and consultants for services rendered to conserve working capital.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are listed at "Index to Financial Statements" in this document.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Disclosure requirements for Item 304 of Regulation S-B have been previously reported under Item 8 of the December 31, 1996 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         The following table and text sets forth the name and ages of all directors and executive officers of the Company and their positions and offices with the Company as of June 5, 1998. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities law is also provided.

Name                   Age    Positions                Director Since
------------------     ---    ------------------       --------------
Vincent M. Nerlino     62     President, Chief         May 31, 1995
                              Executive Officer,
                              Chief Financial
                              Officer, Secretary
                              And Director


Peter Klamka           29 -   Director                 January 14, 1998


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

     Peter Klamka- Mr. Klamka has been a Director since January 14, 1998. From 1990 through 1991, Mr. Klamka was employed as an analyst at Credit Lyonnaise. From 1991 through 1993, he was employed by a private investment concern, after which he became the sole stockholder of a manfacturing company which he subsequently sold in 1994. From 1993 through 1997, Mr. Klamka developed several entertainment related products including the first authorized celebrity web-site in 1995.

     The Company has not entered into any employment agreement with Mr. Klamka, nor has it restricted him from involving himself in a business outside the Company that may be in direct competition with the Company.

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


ITEM 10. EXECUTIVE COMPENSATION


                           Summary Compensation Table
                           --------------------------

Name and                                              Annual
Principal                                          Compensation
Position                           Year               Salary
--------                           ----            ------------
Vincent M. Nerlino                 1996             $50,000 (1)
President, Chief Executive         1997             $55,000 (1)
Officer, Chief Financial
Officer and Secretary


(1) Consists of 1,100,000 and 1,250,000 shares of common stock issued to Mr. Nerlino in 1996 and 1997 respectively, as partial consideration under his employment agreement. The shares were valued at $50,000 and $55,000, respectively (see "Employment Agreement").


Employment Agreement:

     The Company entered into an employment agreement with Vincent M. Nerlino for a period of five years beginning on January 1, 1996 and ending on December 31, 2000, pursuant to which Mr. Nerlino will serve as the Company's President and Chief Executive Officer. The employment agreement provides for base annual compensation of $200,000 and an annual bonus of 7.5% of pretax operating profits in excess of $200,000 in 1996, $1,000,000 in 1997, $1,500,000 in 1998,
$2,000,000 in 1999 and $2,500,000 in 2000. Mr. Nerlino will also be provided with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's base annual compensation. In lieu of cash payment for employment services, the Company issued 1,250,000 and 1,100,000 shares of its common stock valued at $55,000 and $50,000, respectively, to Mr. Nerlino during the years ended December 31, 1997, and 1996 as partial payment under the contract.

Board of Directors:

     Directors of the Company are reimbursed for travel expenses incurred in attending Board meetings. During the fiscal year ended December 31, 1997, there were no meetings of the Board of Directors, with all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 1997.


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

     As of June 5, 1998, the Company had authorized 25,000,000 shares of its common stock, $.01 par value, of which 6,795,826 shares were issued and outstanding or to be issued.

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of June 5, 1998. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address         Amount and Nature of           Percent of Shares
of Beneficial Owner      Beneficial Ownership             of Common Stock
-------------------      --------------------           -----------------
Gerard Management,Inc.           400,000                         5.9%

Management:

Vincent M. Nerlino             3,441,750  (1)                   50.7%
18-I Heritage Drive
Chatham, NJ  07928

Peter Klamka                     500,000                         7.4%

All Directors and
 Officers as a
 Group (1 person)              3,941,750                        62.0%

(1) Includes 625,000 shares of common stock owned by Jeane Hays Nerlino, the wife of Vincent M. Nerlino, and 811,000 shares of common stock owned by Vincent
M. Nerlino as custodian for Michael Nerlino, who is the minor son of Vincent M. and Jeane Hays Nerlino. Excludes 857,000 shares of common stock owned by various members of Mr. Nerlino's extended family over which Mr. Nerlino does not exercise voting or investment power.
Changes in Control:

     There are no contractual or other arrangements known to the Company which may later result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




     During the years ended December 31, 1996 and 1997, the Company issued shares of common stock to related parties as set forth below. For additional information regarding shares of common stock issued to officers, see "ITEM 10. EXECUTIVE COMPENSATION - Summary Compensation Table" and "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


                                                         Shares of Common
Recipient                                                    Stock Issued
---------                                                ----------------

1996
----
Vincent M. Nerlino (employment agreement)                     1,100,000
Jean Nerlino (services rendered)                                525,000


1997
----
Vincent M. Nerlino (employment agreement)                     1,250,000


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)
       Exhibits:

       Exhibit Number               Description of Document



            1 Purchase Agreement between American Sports History Incorporated and Sunset Interactive Network, Inc. dated January 14, 1998.

(b)         Reports on Form 8-K:  Three months ended December 1997

            (a)  - (b)
            Letter on Change in Certifying Accountant dated December 30, 1997 - incorporated by reference


(c)         Financial Data Schedule

            June 5, 1998

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

                                     AMERICAN SPORTS HISTORY INCORPORATED
                                     ------------------------------------
                                                (Registrant)


Date:    August 22, 1998                By: /s/ VINCENT M. NERLINO
                                            ----------------------
                                            Vincent M. Nerlino
                                            President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    August 22, 1998                By: /s/ VINCENT M. NERLINO
                                            ----------------------
                                            Vincent M. Nerlino
                                            President and Director
                                            (Chief Executive,
                                            Financial and Accounting
                                            Officer)

                         Index to Financial Statements


Report of Independent Auditor ............................................   F-1

Consolidated Balance Sheets, Dec. 31, 1997 and 1996 ......................   F-2

Consolidated Statements of Operations, for the
year ended December 31, 1997 and 1996, and cumulative
from May 1, 1995  ........................................................   F-3

Consolidated Statement of Stockholders' Deficit, for
the year ended December 31, 1997 and 1996  ...............................   F-4

Consolidated Statements of Cash Flows, for the years
ended December 31, 1997 and 1996, and cumulative
from May 1, 1995  ........................................................   F-5

Notes to consolidated financial statements ........................  F-6 to F-10

                         REPORT OF INDEPENDENT AUDITOR


To the Board of Directors and Shareholders
American Sports History Incorporated


     I have audited the consolidated balance sheet of American Sports History Incorporated and Subsidiary (A Development Stage Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Sports History Incorporated and Subsidiary (A Development Stage Company) as of December 31, 1997 and 1996 and the results of their operations, stockholders' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                                     Michelle M. Gelinas
                                                     Certified Public Accountant
                                                     Chatham, New Jersey
June 30, 1998, except for
Notes 4 and 9 which are
dated August 21, 1998

                  AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          A (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                                          1997           1996
                                                       ---------      ---------
ASSETS
Current Assets:
Cash                                                          $7             $8
Prepaid Taxes                                                             3,442
                                                       ---------      ---------
     Total Current Assets                                      7          3,450

Other Assets:
Deposit (Note 5)                                          30,000         30,000
Trade Name                                                 5,000          5,000
                                                       ---------      ---------
      Total Other Assets                                  35,000         35,000

                                                       ---------      ---------
TOTAL ASSETS                                              35,007         38,450
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable                                        $296,055       $298,839
Due to Officer (Note 9)                                  324,299        166,669
Loan from Stockholder (Note 3)                            83,376         50,260
Notes Payable (Note 3)                                    23,400         23,400
Liability from Settlement of Lawsuit (Note 4)            122,500
Liability from Sale of Common Stock
  subsequently rescinded                                  22,260         22,260
Income Taxes Payable resulting from
  Discontinued Operations                                 32,000         32,000
                                                       ---------      ---------
      Total Current Liabilities                          903,890        593,428

Stockholders' Deficit (Notes 5 and 7)
Common Stock $.01 and $.001 par value
  at December 31, 1997 and 1996, respectively;
  authorized 25,000,000 shares issued and
  outstanding - 2,770,826 and 13,958,262
  shares December 31, 1997 and 1996 respectively          27,708         13,958
Additional Paid-In Capital                             1,260,263      1,216,514
Deficit (Deficit of $2,072,457 accumulated
  since May 1, 1995)                                  (2,156,854)    (1,785,450)
                                                       ---------      ---------
              Total Stockholders' Deficit               (868,883)      (554,978)

                                                       =========      =========
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $35,007        $38,450
                                                       =========      =========

                 See Notes To Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995
                                                                    Cumulative
                                                                       from
                                        1997            1996        May 1, 1995
                                     ----------      ----------    ------------
REVENUES

Interest                                     $0            $206            $468

EXPENSES
General and Administrative              246,404         855,129       1,407,594
Lawsuit Settlement                      122,500                         122,500
Consulting fees                           2,500         307,475         461,975
Write-off of advances for
  terminated acquisition                      0                          80,856
                                     ----------      ----------    ------------
           Total Expenses               371,404       1,162,604       2,072,925
                                     ----------      ----------    ------------
LOSS FROM OPERATIONS                   (371,404)     (1,162,398)     (2,072,457)
                                     ----------      ----------    ------------

NET LOSS                              ($371,404)    ($1,162,398)    ($2,072,457)
                                     ==========      ==========    ============

NET LOSS PER COMMON SHARE                ($0.18)         ($0.10)
                                     ==========      ==========    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             2,114,576      12,061,000
                                     ==========      ==========    ============



                 See Notes To Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                  Additional
                                               Common Stock        Paid-In     (Accumulated
                                            Shares      Amount     Capital       Deficit)
                                           ---------   -------   -----------   -----------
BALANCE, December 31, 1995                10,296,112   $10,297      $485,084     ($623,052)
Shares issued for assets                     670,000       670       166,830
Shares issued for services                 2,428,400     2,428       257,655
Sale of common stock                         563,750       563       306,945
Net Loss                                                                        (1,162,398)

                                           ---------   -------   -----------   -----------

BALANCE, December 31, 1996                13,958,262    13,958     1,216,514   ($1,785,450)
Effect of 1 for 10 reverse stock split   (12,562,436)
Shares issued for services                 1,375,000    13,750        43,750
Net Loss                                                                          (371,404)

                                           ---------   -------   -----------   -----------
BALANCE, December 31, 1997                 2,770,826   $27,708    $1,260,264   ($2,156,854)
                                           =========   =======   ===========   ===========





                 See Notes to Consolidated Financial Statements.

                  AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                                  Cumulative
                                                                                  from May 1,
                                                         1997           1996          1995
                                                      ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss from continuing operations                    ($371,404)   ($1,162,398)  ($2,072,457)
    Adjustments to reconcile loss from
     continuing operations to net cash
     provided by (used in) operating activities:
       Write-off of Prepaid Royalty                                     137,500       137,500
       Shares of common stock issued for services         57,500        260,083       540,508
    Changes in operating assets and liabilities:
    Prepaid taxes                                          3,442                        3,442
    Other assets                                                                       (5,000)
    Liability from Settlement of Lawsuit                 122,500                      122,500
    Accounts payable and accrued expenses                 (2,785)       213,000       246,215
    Due to officer                                       157,630        166,669       324,299
                                                      ----------     ----------    ----------

Net cash (used in) continuing operations                 (33,117)      (385,146)     (702,993)
                                                      ----------     ----------    ----------

Net cash (used in) operating activities                  (33,117)      (385,146)     (702,993)
                                                      ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                          23,400        23,400

Loan from stockholder                                     33,116         50,260        83,376
Sale of common stock                                                    307,508       573,964
Liability from sales of common stock rescinded                           (2,640)       22,260
                                                      ----------     ----------    ----------

Net cash provided by financing activities                 33,116        378,528       703,000
                                                      ----------     ----------    ----------

NET INCREASE (DECREASE) IN CASH                               (1)        (6,618)            7
CASH-Beginning of period                                       8          6,626
                                                      ----------     ----------    ----------

CASH-End of period                                            $7             $8            $7
                                                      ==========     ==========    ==========



                 See Notes to Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Basis of Presentation-

         For accounting purposes, the acquisition of Infinet by ASH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjuction with its acquisition by ASH, the Company commenced the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet have been classified as discontinued operations. Although the Company has incurred a significant amount of start-up costs, since the Company has not generated any revenues from operations, the Company is still considered to be in the development stage.

         Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Income Taxes- The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

         Net (Loss) per Common Share- Net loss per common share is calculated based on the weighted average number of common shares outstanding for the year ended.

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

         The Company incurred a net loss of $371,404 for the year ended December 31, 1997, resulting in an accumulated deficit of $2,156,854 and a stockholders' deficit of $868,883.

         Management of the Company has currently prepared a business plan summarizing its strategy for the next several years. Under this plan, approximately $5,000,000 will be required through December 1999, to pay off current debt and fund the start up of an on-line nostalgic sports magazine. The Company is currently negotiating with several independent parties regarding certain contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

3.       TRANSACTIONS WITH RELATED PARTIES

         Loan From Stockholder/Notes Payable- Loan from stockholder of $83,376 at December 31, 1997 reflects advances made to and expenses paid on behalf of the Company by Jeane Hays Nerlino. Notes payable of $23,400 at December 31, 1997 represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Total interest cost incurred for the year ended December 31, 1997 was $4,566.

         See also Note 6 to the Consolidated Financial Statements.


4.       LIABILITY FROM SETTLEMENT OF LAWSUIT

         Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino, Chairman of the Company, signed a proposed settlement agreement arising from a previous lawsuit. Under the terms of the agreement, the Company is obligated to pay the plaintiff $100,000 without interest over a three year period and issue 225,000 shares of its common stock, commencing on the effective date of the agreement. The Settlement will be secured by a security interest in the assets of the Company. As of December 31, 1997, no payments of stock or cash were made, and as such, the Company is in default under the terms of the agreement. Due to this default, the amount in the proposed settlement agreement has been classified as a current liability in the December 31, 1997 financial statements.

5.       ACQUISITION OF OTHER ASSETS

         Deposits- On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of commom stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. As of December 31, 1997, no additional shares of stock were issued.

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

         As of December 31, 1996, the contracts with the NFLA and GAGE terminated in accordance with the terms and conditions stipulated in the respective contracts. As a result, the Company did not realize the benefits associated with these agreements, and accordingly, has charged the prepaid royalties to operations during 1996.

6.       COMMON STOCK

         During the year ended December 31, 1997, the Company issued 1,375,000 shares of its common stock. Included in those shares were 1,250,000 shares issued to Mr. Nerlino, as partial payment in lieu of cash under his employment agreement with the Company (See Note 9).

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

7.       INCOME TAXES

         There were no provisions for income taxes for the years ended December 31, 1997 and 1996. The Company has federal tax net operating loss carry forwards of approximately $1,900,000, which are available to offset future taxable income, expiring through 2012. The utilization of such carry-forwards will be limited by the change in ownership. The Company has not filed Federal or State tax returns since its inception.

8.       STOCKHOLDERS' DEFICIT

         The authorized capital stock of the Company consists of 25,000,000 shares of common stock with $.01 par value.

9.       COMMITMENTS AND CONTINGENCIES

         Employment agreement- The Company entered into a five year employment agreement with Vincent Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr. Nerlino serves as the Company's President and Chief Executive Officer. The employment agreement provides for base annual compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's base annual compensation . In lieu of cash payment for employment services, the Company issued 1,250,000 shares of its common stock valued at $55,000 to Mr. Nerlino during the year ended December 31, 1997, as partial payment under the contract.

         Legal Proceedings- On June 30, 1996 a default judgment was entered against Infinet Inc., the wholly-owned subsidiary of American Sports History Inc. and certain of the Company's principal stockholders by a former affiliated party of Infinet Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, the Company signed a proposed settlement agreement with the plaintiff, which in the opinion of legal counsel for the Company, is binding. Under its terms, the Company is obligated to pay the plaintiff $100,000 plus issue

         225,000 shares of its common stock. The proposed liability regarding this settlement has been charged to operations by the Company as of December 31, 1997. See also Note 4.

         On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The plaintiff is seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. Legal counsel for the Company believes the case has no merit.


10.      SUBSEQUENT EVENTS

         On January 14, 1998, the Company entered into an agreement with Sunset Interactive Network, Inc. (SIN), a newly formed Michigan corporation, to purchase 100% of SIN's capital stock in exchange for the issuance of 500,000 shares of the Company's common stock.

         Through the acquisition, the Company intends to establish a web site for its proposed sports magazine and market entertainment products through the worldwide web, with the technical capabilities of SIN.
         Being a newly formed corporation, SIN has no operations and will require significant capital to commence operations.