Form 10QSB
period 1998-03-31
AMERICAN SPORTS HISTORY INC
filed 1998-10-16
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

( X ) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934 For the quarterly period ended March 31, 1998

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

                                 (973) 635-0665
                 ----------------------------------------------
                 Issuer's telephone number, including area code

                                 Not applicable
                      -------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

As of March 31, 1998, the issuer had 6,645,826 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (   ) No ( X )

Total sequentially number pages in this document: 14

AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed  Consolidated Balance Sheets (Unaudited)-
              As of March 31, 1998 and (Audited)
              December 31, 1997 ........................................ 3

              Condensed  Consolidated   Statements  of  Operation
              (Unaudited)-  Three Months Ended March 31, 1998 and
              1997 and Cumulative from May 1, 1995 ..................... 4

              Condensed  Consolidated  Statements  of Cash  Flows
              (Unaudited)-  Three Months Ended March 31, 1998 and
              1997 and Cumulative from May 1, 1995 ..................... 5

              Condensed Consolidated  Statements of Stockholders'
              Deficit (Unaudited)- For the period January 1, 1997
              through March 31, 1998 ................................... 6

              Notes   to   Condensed    Consolidated    Financial
              Statements  (Unaudited)-  Three  Months Ended March
              31,1998 and 1997 and Cumulative from May 1, 1995 ......... 7

Item 2.  Management's Discussion and Analysis or Plan of Operation ..... 11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................. 13


SIGNATURES ............................................................. 14

                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)        (AUDITED)
                                             March 31,1998    December 31,1997
ASSETS                                      ---------------  -----------------
Current Assets:
Cash                                                   $32                 $7
                                            ----------------------------------
Total Current Assets                                    32                  7

Other Assets:
Deposit (Note 4)                                    30,000             30,000
Trade Name                                           5,000              5,000
Deferred Charges                                     4,937
                                            ----------------------------------
Total Other Assets                                  39,937             35,000
                                            ----------------------------------
TOTAL ASSETS                                       $39,969            $35,007
                                            ==================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued expenses             $291,980           $296,055
Due to Officer                                     359,419            324,299
Liability from Settlement of Lawsuit
  (Note 5)                                         122,500            122,500
Loan from Stockholder (Note 3)                      91,287             83,376
Notes Payable (Note 3)                              23,400             23,400
Liability from Sale of Common Stock
  subsequently rescinded                            22,260             22,260
Income Taxes Payable resulting from
  Discontinued Operations                           32,000             32,000
                                            ----------------------------------
Total Current Liabilities                          942,846            903,890

Stockholders'  Deficit  (Notes 2 and 6)
  Common Stock $.01 par value;  authorized
  25,000,000 shares issued and outstanding-
  6,645,826 shares at March 31, 1998 and
  2,770,826 shares at December 31, 1997             66,458             27,708
Additional Paid-In Capital                       1,260,263          1,260,263
Deficit (Deficit of $2,145,201 accumulated
  since May 1, 1995)                            (2,229,598)        (2,156,854)
                                            ----------------------------------
Total Stockholders Deficit                        (902,877)          (868,883)
                                            ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $39,969            $35,007
                                            ==================================

            See Notes To Condensed Consolidated Financial Statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                         AND CUMULATIVE FROM MAY 1, 1995

                                                                  Cumulative
                                                                  from May 1,
                                    1998            1997            1995
                               --------------   --------------   -------------
REVENUE                        $                $                $       468
                               -----------------------------------------------


EXPENSES
General and administrative           65,431           59,460       1,473,025
Lawsuit Settlement                                                   122,500
Consulting and promotion fees         2,313                          464,288
Write-off of advances for
  terminated acquistion                                               80,856
Acquisition Expense                   5,000                            5,000
                               -----------------------------------------------
Total Expenses                       72,744           59,460       2,145,669
                               -----------------------------------------------



                               -----------------------------------------------
NET LOSS                           ($72,744)        ($59,460)    ($2,145,201)
                               ===============================================


NET LOSS PER COMMON SHARE            ($0.01)          ($0.04)
                               ===============================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         5,529,159        1,395,826
                               ===============================



            See Notes to Condensed Consolidated Financial Statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   AND CUMULATIVE FROM MAY 1, 1995
                                                                     Cumulative
                                                                     from May 1,
                                            1998          1997          1995
                                          ---------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations           ($72,744)     ($59,460)   ($2,145,201)
Adjustments to reconcile loss from
  continuing operations to net cash
  provided by (used in) operating
  activities:
     Write-off of Prepaid Royalty                                       137,500
     Common stock issued for services      33,750                       574,258

Changes in operating assets and
  liabilities:
     Prepaid taxes                                                        3,442
     (Increase) in Other assets           (4,937)                        (9,937)
     Increase in Due to Officer           35,120          53,000        359,419
     Liability from Settlement of
       Lawsuit                                                          122,500
     Increase (Decrease)in Accounts
       payable and accrued expenses       (4,075)         (4,183)       242,140
                                         ---------------------------------------
Net cash (used in) continuing operations (12,886)        (10,643)      (715,879)
                                         ---------------------------------------
Net cash (used in) operating activities  (12,886)        (10,643)      (715,879)
                                         ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Common stock issued for acquisition
  of subsidiary                           5,000                           5,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                          23,400
Increase in Loan from stockholder         7,911          10,643          91,287
Sale of common stock                                                    573,964
Liability from sales of common stock
  rescinded                                                              22,260
                                         ---------------------------------------
Net cash provided by financing
  activities                              7,911          10,643         710,911
                                         ---------------------------------------
NET INCREASE IN CASH                         25               0              32
                                         ---------------------------------------
CASH-Beginning of period                      7               8
                                         ---------------------------------------
CASH-End of period                          $32              $8             $32
                                         =======================================

            See Notes to Condensed Consolidated Financial Statements.

                    AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                                (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
         YEAR ENDED DECEMBER 31, 1997 AND (UNAUDITED) THREE MONTHS ENDED MARCH 31, 1998

                                                                   Average
                                                                   Price       Common Stock              Additional      Accumulated
                                            Dates                  Per Share   Shares         Amount    Paid-in Capital    Deficit
                                            --------------         ---------   -------------  --------  ---------------  ----------
BALANCE, December 31, 1996                                                        13,958,262   $13,958    $1,216,514    ($1,785,450)

Effect of 1 for 10 reverse stock split                  5/15/97                  (12,562,436)

Shares issued for services                           1/97-12/97        $0.04       1,375,000    13,750       43,749

Net Loss for the year ended
       December 31, 1997                                                                                                   (371,404)

Shares issued for services                       1/5/98-2/28/98        $0.01       3,375,000    33,750

Shares issued for Acquisition of Subsidiary             1/14/98        $0.01         500,000     5,000

Net loss for the three months ended
          March 31, 1998                                                                                                    (72,744)

                                                                               -----------------------------------------------------

Balance March 31, 1998                                                             6,645,826   $66,458   $1,260,263     ($2,229,598)
                                                                               =====================================================





            See Notes to Condensed Consolidated Financial Statements.

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 30, 1998 AND 1997
                         AND CUMULATIVE FROM MAY 1, 1995



1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization- The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). On January 14, 1998, the Company acquired 100% of the capital stock of Sunset Interactive Network Inc., a Michigan corporation (SIN). As used in this document, the "Company " refers to ASH and its subsidiaries, Infinet and SIN unless the context indicates otherwise.

       Basis of Presentation- For accounting purposes, the acquisition of Infinet by ASH was treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 were those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company focused on the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet were classified as discontinued operations.

       On January 14, 1998, the Company entered into an agreement with Sunset Interactive Network, Inc. (SIN), a newly formed Michigan corporation, to purchase 100% of the common stock of SIN for the issuance of 500,000 shares of ASH's common stock to SIN's president. Since SIN had no assets or operations, the cost of acquiring SIN was charged to operations during the three month period ended March 31, 1998.

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

       Although the Company has incurred significant start-up costs, since the Company has not generated any revenues from operations, the Company is still considered to be in the development stage, and, therefore cumulative results of operations and cash flows have been presented.

       Net Loss per Common Share- In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction, which has been accounted for as a reverse acquisition.

       Net loss per common share for the three months ended March 31,1998, is calculated based on the weighted average number of common shares outstanding. For comparative purposes, net loss per common share and the weighted average number of outstanding common shares for the three month period ended March 31, 1997, have been retroactively adjusted to reflect the stock split.

       The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cumulative from May 1, 1995, and the changes in cash flows for the three months ended March 31, 1998 and 1997 and cumulative from May 1,
       1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiaries, Infinet and SIN. Any significant intercompany accounts and transactions have been eliminated in consolidation.

       Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

       The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.


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

       The Company incurred a net loss of $371,404 for the year ended December 31, 1997, resulting in an accumulated deficit of $2,156,854 and a stockholders' deficit of $868,883 at December 31, 1997. For the three months ended March 31, 1998, the Company incurred a net loss of $72,744 resulting in an accumulated deficit of $2,229,598 and stockholders' deficit of $902,877 at March 31, 1998.

       Management of the Company has a business plan summarizing its strategy through December 1999. Under this plan, approximately $5,000,000 will be required to pay off current debt and implement its business plan of publishing an on-line nostalgic sports magazine and entering the entertainment industry through the internet. The Company is currently negotiating with several independent parties regarding certain potential contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.


3.     TRANSACTIONS WITH RELATED PARTIES

       LOAN FROM STOCKHOLDER/NOTES PAYABLE- Loan from stockholder reflects advances made to and expenses paid on behalf of the Company by a stockholder related to the Chief Executive Officer of the Company. Proceeds from issuance of notes represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Interest expense for the three month period ended March 31, 1998 was $1,986.


4.     ACQUISITION OF OTHER ASSETS

       Deposits- On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from the Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library during the year ended December 31, 1996. As of March 31, 1998, no additional shares of stock were issued.

The Company is attempting to negotiate a revision of the original contract terms with the owner of the film library. No conclusion has yet been reached.


5.     LIABILITY FROM SETTLEMENT OF LAWSUIT / COMMITMENTS AND CONTINGENCIES

       Legal Proceedings- On June 30, 1996 a default judgment was entered against Infinet Inc., the wholly-owned subsidiary of American Sports History Inc. and certain of the Company's principal stockholders by a former affiliated party of Infinet Inc., alleging breach of contractual commitments and other matters.

       Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino, CEO of the Company, signed a proposed settlement agreement whereby the Company is obligated to pay the plaintiff $100,000 without interest, to be paid over three years commencing on the effective date of the agreement. In addition, the Company is obligated to issue the plaintiff 225,000 shares of its common stock within 30 days of the effective date of the agreement. The settlelment will be secured by a security interest in the assets of the Company. In the opinion of counsel, the agreement is binding on both the Company and Mr. Nerlino as its President and CEO.

       As of March 31, 1998, the Company had not yet paid any of its obligation, and as such, is in default under the terms of the agreement. Counsel for the Company has contacted the plaintiff and his attorney and is currently in the process of attempting to renegotiate certain terms of the settlement agreement. However, if this attempt is unsuccessful and should any legal action be initiated against the Company due to its defaulting, the Company will vigorously defend itself. The proposed liability was charged to operations for the year ended December 31, 1997, and classified as a current liabilty.

       On June 25, 1998, Legal counsel for the Company was issued the 225,000 shares of the Company's common stock to be held for the benefit of the plaintiff, and has been instructed by the Company to release such stock to the plaintiff upon resolution of this matter.

       On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The plaintiff is seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. Trial is set for November 1998. Management and legal counsel for the Company believe the case has no merit.


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


       During the three months ended March 31, 1998, the Company issued 3,875,000 shares of its common stock, of which 500,000 shares valued at $5,000 were issued for the purchase of SIN. Of the remaining 3,375,000 shares, 2,000,000 shares valued at $20,000 were issued to the Company's Chief Executive Officer as partial payment (stock in lieu of cash) under his employment contract with the Company, and 1,375,000 shares valued at $13,750 were issued to outside consultants, contractors and legal advisors for services rendered or to be rendered.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:
       Effective August 21, 1995, ASH acquired Infinet. For accounting purposes, the acquisition of Infinet by ASH was treated as a recapitali-zation of Infinet, with Infinet as the acquirer (reverse acquisition) The historical financial statements prior to August 21, 1995 are those of Infinet. The business of Infinet has historically been investing and consulting, but in conjunction with its acquisition by ASH, the Company commenced efforts to publish a variety of nostalgic sports magazines. On January 14, 1998, the company acquired 100% of the capital stock of Sunset Interactive Network Inc. (SIN), a Michigan corporation. SIN had no assets or operations. SIN, is registered as an interactive media company whose objective is to provide information through the World Wide Web. It is the intention of management to establish a website through SIN.

       Although the Company has incurred significant start-up costs, since the Company has not yet generated any revenues from operations, the Company is still considered to be in the development stages.

Statements of Operations:

Three Months Ended March 31, 1998 and 1997-

       For the three month periods ended March 31, 1998 and 1997, general and administrative expenses were $65,431 and $59,460 respectively, and consisted primarily of the accrual of the Company's Chief Executive Officer's salary and related benefits.

       During the three months ended March 31, 1998 and 1997, the Company had net losses of $72,744 and $59,460, respectively. Interest expense for the three month periods ended March 31, 1998 and 1997 respectively, was $1,986 and $585.

Financial Condition-March 31,1998:

Liquidity and Capital Resources-

       Management of the Company has a business plan summarizing its strategy through December 1999. Under this plan, approximately $5,000,000 will be required to pay off current debt and implement its business plan of publishing an on-line nostalgic sports magazine and entering the entertainment industry through the internet. The Company is currently negotiating with several independent parties regarding certain contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise the necessary capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

      Exhibit
      Number            Description
      -------           ------------
        1 Purchase Agreement between American Sports History Incorporated and Sunset Interactive Network, Inc. dated January 14, 1998. Previously filed as Exhibit 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference thereto.


       10.1 Purchase Agreement between American Sports History Incorporated and Vernon Nobles dated February 2, 1996, Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference thereto.

       27         Financial Data Schedule (electronic filing only)

     (b)  Reports of Form 8-K

          Three Months Ended March 31, 1998-None

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

                                  AMERICAN SPORTS HISTORY INCORPORATED
                                  ------------------------------------
                                             (Registrant)



Date:    September 28, 1998              By: /s/ VINCENT M. NERLINO
                                       --------------------------
                                       Vincent M. Nerlino
                                       President, CEO
                                       (Duly authorized officer and
                                        principal financial officer)