Form 10QSB
period 1998-06-30
AMERICAN SPORTS HISTORY INC
filed 1998-10-16
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                ( X ) Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

                   For the quarterly period ended June 30,1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X )

As of June 30, 1998, the issuer had 7,083,826 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (  )  No ( X )

Total sequentially number pages in this document: 14

               AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARY

                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
                                                                        Page

              Condensed  Consolidated Balance Sheets (Unaudited)-
              As of June 30, 1998 and (Audited) December 31, 1997 ....... 3

              Condensed  Consolidated  Statements  of  Operations
              (Unaudited)- Three Months and Six Months Ended June
              30, 1998 and 1997 and Cumulative from May 1, 1995 ......... 4-5

              Condensed  Consolidated  Statements  of Cash  Flows
              (Unaudited)-  Six Months  Ended  June 30,  1998 and
              1997 and Cumulative from May 1, 1995 ...................... 6

              Condensed  Consolidated  Statement of Stockholders'
              Deficit  (Unaudited) For  the period  January 1,1998
              through June 30, 1998 ..................................... 7

              Notes   to   Condensed    Consolidated    Financial
              Statements (Unaudited)- Three Months and Six Months
              Ended June 30,1998 and 1997 and Cumulative from May
              1, 1995 ................................................... 8

Item 2.  Management's Discussion and Analysis or Plan of Operation ...... 13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................... 15


SIGNATURES .............................................................. 16

ITEM 1.  FINANCIAL STATEMENTS


              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)          (AUDITED)
                                             June 30.1998      December 31,1997
ASSETS                                      --------------   -----------------
Current Assets:
Cash                                              $17,004                  $7
                                            ----------------------------------
  Total Current Assets                             17,004                   7

Other Assets:
Deposit (Note 4)                                   30,000              30,000
Trade Name                                          5,000               5,000
Deferred Charges                                    4,248
                                            ----------------------------------
  Total Other Assets                               39,248              35,000
                                            ----------------------------------
TOTAL ASSETS                                      $56,252             $35,007
                                            ==================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued expenses            $300,369            $296,055
Due to Officer                                    413,417             324,299
Liability from Settlement of Lawsuit
  (Note 5)                                        100,000             122,500
Loan from Stockholder (Note 3)                     92,556              83,376
Notes Payable (Note 3)                             22,900              23,400
Liability from Sale of Common Stock
  subsequently rescinded                           22,260              22,260
Income Taxes Payable resulting from
  Discontinued Operations                          32,000              32,000
                                                   ------              ------
Total Current Liabilities                         983,502             903,890

Stockholders'  Deficit (Notes 2 and 6)
  Common Stock $.01 par value; authorized
  25,000,000 shares issued and outstanding
  7,083,826 shares at June 30, 1998 and
  2,770,826 shares at December 31, 1997            70,838              27,708
Additional Paid-In Capital                      1,296,483           1,260,263
Deficit (Deficit of $2,210,174 accumulated
  since May 1, 1995)                           (2,294,571)         (2,156,854)
                                            ----------------------------------
Total Stockholders Deficit                       (927,250)           (868,883)

                                            ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $56,252             $35,007
                                            ==================================

            See Notes To Condensed Consolidated Financial Statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                         AND CUMULATIVE FROM MAY 1, 1995



                                           1998                  1997
                                      ---------------      --------------
REVENUE                                        $0                    $0
                                      -----------------------------------


EXPENSES
General and administrative                 62,478                57,109

Consulting and promotion fees               2,495                 2,500
Write-off of advances for
  terminated acquistion

                                      -----------------------------------
   Total Expenses                          64,973                59,609
                                      -----------------------------------


                                      -----------------------------------
NET LOSS                                 ($64,973)             ($59,609)
                                      ===================================


NET LOSS PER COMMON SHARE                 ($0.009)               ($0.04)
                                      ===================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               6,735,342             1,520,826
                                      ===================================



            See Notes to Condensed Consolidated Financial Statements.

                    AMERICAN SPORTS HISTORY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                Cumulative from
                                      1998           1997       May 1, 1995
                               ------------    -----------      ---------------
REVENUES
Interest                                $0             $0             $468
                               ------------------------------------------------

EXPENSES
General and Administrative         127,909        116,569        1,535,503
Consulting fees                      4,808          2,500          466,783
Lawsuit Settlement                                                 122,500
Write-off of advances for
  terminated acquisition                                            80,856
Acquistion expense                   5,000                           5,000
                               ------------------------------------------------
Total Expenses                     137,717        119,069        2,210,642
                               ------------------------------------------------


                               ------------------------------------------------
NET LOSS                         ($137,717)     ($119,069)     ($2,210,174)
                               ================================================


                               ---------------------------
NET LOSS PER COMMON SHARE           ($0.02)        ($0.08)
                               ===========================


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      6,113,025      1,458,326
                               ===========================




            See Notes To Condensed Consolidated Financial Statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      AND CUMULATIVE FROM MAY 1, 1995                Cumulative
                                                                     from May 1,
                                               1998         1997        1995
                                           -----------   ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations             ($137,717)   ($119,069) ($2,210,174)
Adjustments to reconcile loss from
  continuing operations to net cash
  provided by (used in) operating
  activities:
     Write-off of Prepaid Royalty                                       137,500
     Common stock issued for services          34,750        7,500      575,258
     Common stock issued for
       settlement of lawsuit                   22,500                    22,500
Changes in operating assets and
  liabilities:
     Prepaid taxes                                                        3,442
     (Increase) in Other assets                (4,248)                   (9,248)
     Increase in Due to Officer                89,118      101,028      413,417
     Liability from Settlement of Lawsuit     (22,500)                  100,000
     Increase (Decrease) in Accounts
       payable and accrued expenses             4,314       (1,478)     250,529
                                            ------------------------------------
                                               (13,783)     (12,019)   (716,776)
                                            ------------------------------------
Net cash (used in) operating activities        (13,783)     (12,019)   (716,776)
                                            ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Common stock issued for acquisition
  of subsidiary                                  5,000                    5,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes                                          23,400
Increase in Loan from stockholder               17,000       12,019      92,556
Sale of common stock                             9,180                  590,964
Common stock issued for payment of Notes           500                      500
Liability from sales of common stock
  rescinded                                                              22,260
Payment on Notes Payable                          (500)                    (500)
Return of common stock                            (400)                    (400)
                                            ------------------------------------
Net cash provided by financing activities       25,780       12,019     728,780
                                            ------------------------------------
NET INCREASE  IN CASH                           16,997            0      17,004
                                            ------------------------------------
CASH-Beginning of period                             7            8
                                            ------------------------------------
CASH-End of period                             $17,004           $8     $17,004
                                            ====================================

            See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                              (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
         YEAR ENDED DECEMBER 31, 1997 AND (UNAUDITED) SIX MONTHS ENDED JUNE 30,1998

                                                             Average
                                                             Price       Common Stock                Additional      Accumulated
                                            Dates            Per Share   Shares          Amount     Paid-in Capital    Deficit
                                            --------------   ---------   -------------   ---------  ---------------  ------------
BALANCE, December 31, 1996                                                  13,958,262     $13,958     $1,216,514    ($1,785,450)

Effect of 1 for 10 reverse stock split             5/15/97                 (12,562,436)

Shares issued for services                      1/97-12/97       $0.04       1,375,000      13,750         43,749

Net Loss for the year ended
     December 31, 1997                                                                                                  (371,404)

Shares issued for services                  1/5/98-2/28/98       $0.01       3,375,000      33,750

Shares issued for Acquisition of Subsidiary        1/14/98       $0.01         500,000       5,000

Net loss for the three months ended
        March 31, 1998                                                                                                   (72,744)

                                                                        ---------------------------------------------------------

Balance March 31, 1998                                                       6,645,826      66,458      1,260,263    ($2,229,598)

Shares issued for services                         5/14/98       $0.01         100,000       1,000

Shares issued for payment of Notes                 5/14/98       $0.01          50,000         500

Shares issued in Settlement of Lawsuit             6/25/98       $0.10         225,000        2,250       20,250

Returned Shares                                     6/9/98       $0.02         (20,000)        (200)        (200)

Shares issued for cash                             6/29/98       $0.21          83,000          830       16,170

Net loss for three months ended June 30, 1998                                                                            (64,973)



                                                                         ========================================================
BALANCE, June 30, 1998                                                       7,083,826     $70,838     $1,296,483    ($2,294,571)
                                                                         ========================================================


            See Notes to Condensed Consolidated Financial Statements.

AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                         AND CUMULATIVE FROM MAY 1, 1995



1. ORGANIZATION AND BASIS OF PRESENTATION

         Organization- The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("ASH") on September 20, 1995. On August 21, 1995, ASH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). On January 14, 1998, the Company acquired 100% of the capital stock of Sunset Interactive Network Inc., a Michigan corporation (SIN). As used in this document, the "Company " refers to ASH and its subsidiaries, Infinet and SIN, unless the context indicates otherwise.

         Basis of Presentation- For accounting purposes, the acquisition of Infinet by ASH was treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). ASH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 were those of Infinet. The business of Infinet has historically been investing and consulting, but in conjuction with its acquisition by ASH, the Company focused on the business of publishing a variety of nostalgic sports magazines effective May 1, 1995. Accordingly, the historical operations of Infinet were classified as discontinued operations.

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

         The president, Peter Klamka, will continue in the same capacity at SIN, as well be a board member of ASH.

         SIN is registered as an interactive media company whose objective is to provide entertainment information through the World Wide Web by utilizing recognized celebrity names. Operations for SIN have not yet commenced and start-up funding is solely dependent on successfully obtaining outside sources of financing.

         Although the Company has incurred significant start-up costs, since the Company has not generated any revenues from operation, the Company is still considered to be in the development stage, and therefore cumulative results of operations and cash flows have been presented.

         Net Loss per Common Share- In August 1995, the Company issued new shares of common stock in consideration for the acquisition of Infinet, in a transaction, which has been accounted for as a reverse acquisition. Net loss per common share for the three and six months ended June 30, 1998, is calculated based on the weighted average number of common shares outstanding.

         The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cumulative from May 1, 1995, and the changes in cash flows for the six months ended June 30, 1998 and 1997 and cumulative from May 1, 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of ASH and its wholly-owned subsidiaries, Infinet and SIN. Any significant inter-company accounts and transactions have been eliminated consolidation.

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

         The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

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

         The Company incurred a net loss of $371,404 for the year ended December 31, 1997, resulting in an accumulated deficit of $2,156,854 and a stockholders' deficit of $868,883 at December 31, 1997. For the six months ended June 30, 1998, the Company incurred a net loss of $137,717 resulting in an accumulated deficit of $2,294,571 and a stockholders' deficit of $927,250 at June 30,1998.

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





3. TRANSACTIONS WITH RELATED PARTIES

         LOAN FROM STOCKHOLDER/NOTES PAYABLE- Loan from stockholder reflects advances made to and expenses paid on behalf of the Company by a stockholder related to the Chief Executive Officer of the Company. Proceeds from issuance of notes represents direct loans made to the Company by stockholders. The loans and notes are due on demand. The notes bear interest at 10% per annum. Interest expense for the three and six month periods ended June 30, 1998 was $1,986 and $3,972 respectively.

4. ACQUISITION OF OTHER ASSETS

         Deposits- On January 30, 1996, the Company issued 120,000 shares of its restricted common stock for the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of commom stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library during the year ended December 31, 1996. As of June 30, 1998, no additional shares of stock were issued.

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

         As of June 30, 1998, the Company was in default under the terms of the proposed agreement. Counsel for the Company has contacted the plaintiff and his attorney and is currently in the process of attempting to renegotiate certain terms of the settlement agreement. However, if this attempt is unsuccessful and should any legal action be initiated against the Company due to its defaulting, the Company will vigorously defend itself . The proposed liability was charged to operations for the year ended December 31, 1997, and classified as a current liability.

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

         During the three months ended June 30,1998, the Company issued 100,000 shares of its common stock valued at $1,000 for services rendered by an outside consultant. Additionally, 225,000 shares valued at $22,500 were issued upon the proposed settlement of a lawsuit (See Note 5), and 50,000 shares valued at $500 were issued as partial payment of a Note. The Company sold 83,000 shares for a total value of $17,000.

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

Statements of Operations:

Three Months Ended June 30, 1998 and 1997-

         For the three month period ended June 30, 1998 and 1997, general and administrative expenses were $62,478 and $57,109 respectively, and consisted primarily of the accrual of the Company's Chief Executive Officer's salary and related benefits.



         During the three months ended June 30, 1998 and 1997, the Company had net losses of $64,973 and $59,609 respectively. Interest expense for the three month periods ended June 30, 1998 and 1997 was $1,986 and $585 respectively.

Six Months Ended June 30, 1998 and 1997-

         For the six months ended June 30, 1998 and 1997, general and administrative expenses were $127,909 and $116,569 respectively, and consisted primarily of the accrual of the Chief Executive Officer's salary and related benefits.

During the six months ended June 30, 1998 and 1997, the Company had net losses of $137,717 and $119,069 respectively.


Financial Condition-June 30,1998:

Liquidity and Capital Resources-

         Management of the Company has a business plan summarizing its strategy through December 1999. Under this plan, approximately $5,000,000 will be required to pay off current debt and implement its business plan of publishing an on-line nostalgic sports magazine and entering the entertainment industry through the internet. The Company is currently negotiating with several independent parties regarding certain contracts that will help achieve the promotion of its magazine. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. There can be no assurances that the Company will be successful in its attempts to raise the necessary capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

               Exhibit
               Number      Description
               -------     --------------
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

         (b)  Reports of Form 8-K
                 Three Months Ended June 30, 1998-None

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