Form 10QSB
period 1999-03-31
AMERICAN SPORTS HISTORY INC
filed 1999-07-28
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     ( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

               For the quarterly period ended March 31, 1999


               Commission file number: 33-55254-46

              AMERICAN SPORTS HISTORY INCORPORATED
(Exact name of small business issuer as specified in its charter)

                Nevada                          87-0485307
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)       Identification Number)

        21 Maple Avenue, Bay Shore, New York  11706-8752
            (Address of principal executive offices)

                         (516) 206-2674
         Issuer's telephone number, including area code

                         Not applicable
            (Former name, former address and former
           fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes ( X )                  No (   )

     As of July 13, 1999, the issuer had 10,466,026 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (   ) No ( X )

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                  FORM 10-QSB - MARCH 31, 1999





                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     March 31, 1999 and December 31, 1998                          1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
     For the three months ended March 31, 1999 and 1998
       and cumulative from May 1, 1995                             2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months ended March 31, 1999 and 1998
       and cumulative from May 1, 1995                             3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        4 - 8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                          9 - 10


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                      11

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS              11

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                        11

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    11

   ITEM 5 - OTHER INFORMATION                                      11

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                       11


SIGNATURES                                                         12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)



                                         March 31,      December 31,
                                           1999            1998
                                        (Unaudited)
ASSETS

Current assets
  Cash                                 $  179,220         $   3,344

     Total current assets                 179,220             3,344

Other assets                                4,384             2,667

                                       $  183,604         $   6,011


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued         $  332,534         $ 336,034
   expenses
  Due to officers                         530,882           402,541
  Loans from stockholder                  120,441           117,056
  Notes payable and accrued interest      332,602            80,375
  Liability from settlement of lawsuit     95,000            95,000

     Total current liabilities          1,411,459         1,031,006

Liability from settlement of lawsuit       50,000            50,000

     Total liabilities                  1,461,459         1,081,006

Commitments and contingencies

Stockholders' deficit
  Common stock, $.01 par value;
   25,000,000 shares authorized
   9,746,026 shares issued and
   outstanding                             97,460            97,460
  Additional paid-in capital            1,611,638         1,593,638
  Accumulated deficit ($2,902,556
   accumulated during the
   development stage)                  (2,986,953)       (2,766,093)

     Total stockholders' deficit       (1,277,855)       (1,074,995)

                                       $  183,604       $     6,011

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                         Cumulative
                                 Three months ended         from
                                     March 31,              May 1,
                                  1999        1998           1995

Revenue
  Interest income                $       9     $    -      $     504

Expenses
  General and administrative       140,869     72,744      2,563,704
  Product development               80,000          -         80,000
  Lawsuit settlements                    -          -        178,500
  Write-off of advances for
    terminated acquisition               -          -         80,856

                                   220,869     72,744      2,903,060

Net loss                         $(220,860)  $(72,744)   $(2,902,556)

Basic and diluted net loss
 per share                       $   (0.02)   $  (0.01)

Weighted average number of
 common shares outstanding       9,746,026   5,529,159





See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                    Three months ended March 31,     Cumulative
                                                                     From May 1,
                                            1999         1998           1995
INCREASE (DECREASE) IN
CASH

Cash flows from operating activities
   Net loss                            $(220,860)   $(72,744)     $(2,902,556)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities
 Write-off of prepaid royalty                  -           -          137,500

 Depreciation and amortization               283           -            3,179
 Write-off of deposit                          -           -           30,000
 Impairment of goodwill                        -           -           14,437
 Common stock issued for partial
  settlement of lawsuit                        -           -            6,000
 Stock options issued to non-employees
  for servics                             18,000           -           30,333

 Common stock issued for services              -      33,750          829,302

Changes in assets and liabilities
 Prepaid taxes                                 -           -            3,442
 Other assets                                  -          63           (5,000)
 Liability from settlement of
  lawsuits                                     -           -          167,500
 Accounts payable and accrued expenses    (3,500)     (4,075)         272,761
 Due to officers                         128,341      35,120          530,882
 Accrued interest                          2,227           -           16,375

  Net cash used in operating
      activities                         (75,509)     (7,886)        (865,845)

Cash flows from investing activities
 Purchase of equipment                    (2,000)          -           (2,000)

Cash flows from financing activities
 Proceeds from issuance of notes         250,000           -          273,400
 Loans from stockholder                    3,385       7,911          120,441
 Issuance of common stock                      -           -          630,964
 Liability from sale of common stock
  recinded                                     -           -           22,260

 Net cash provided by financing
  activities                             253,385       7,911         1,047,065

Net increase in cash                     175,876          25           179,220

Cash, beginning of period                  3,344           7                 -

Cash, end of period                    $ 179,220     $    32         $ 179,220







See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

           THREE MONTHS ENDED MARCH 31, 1999 AND 1998


1    Basis of presentation and management's plan

     The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. Although the Company has incurred a significant amount of start-up costs, since the Company has not generated any revenue from operations, it is still considered to be in the development stage.

     The Company incurred a net loss of $202,860 for the three months ended March 31, 1999, resulting in an accumulated deficit of $2,968,953. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required over the next 12 months to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $550,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first and second quarters of 1999. Significant additional cash will be required.

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

     These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31,

     1999, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1998 consolidated financial statements.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Stock options

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and continue to record stock compensation for its employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees when the option exercise prices are below the fair market value of the common stock at the grant date. Options granted to non-employees are recorded in accordance with SFAS 123.

     Use of estimates

     In preparing condensed consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain  reclassifications have been made to  the  condensed
     consolidated  financial  statements  shown  for  the   prior
     periods   in  order  to  conform  to  the  current  period's
     classifications.

4    Transactions with related parties

     Loans from stockholder

     From time to time, one of the Company's stockholders (the stockholder is also the Chairman's spouse) has advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. Such advances have no scheduled repayment terms and no stated interest rate. Loans from stockholder amounted to $120,441 at March 31, 1999. Periodically the Company has also engaged such stockholder to provide services to the Company and in return, the Company issued common stock in payment for such services.

     Notes payable and accrued interest

     Notes payable of $332,602 at March 31, 1999, represent loans made to the Company by various parties, including stockholders, and amounts owed to professional service firms for services rendered. These notes are due on demand and bear interest at 10% per annum. The Company received proceeds of $292,000 from the issuance of non-interest bearing demand promissory notes during the quarter ended March 31, 1999 and an additional $256,000, exclusive of repayments of $28,500, through July 1999.

     Due to officers

     Due to officers of $530,982 at March 31, 1999, represents amounts owed to the Company's Chairman ($455,693) and various officers of the Company ($75,289) that are non-interest bearing and have no scheduled repayment terms. The amounts owed to the Chairman consist principally of unpaid salary. The amounts owed to other officers consist of working capital advances. The Company is currently renegotiating the Chairman's employment contract as well as the amounts owed to him. Additionally, during 1998, the Company shared office facilities with the Chairman without charge.

5    Commitments and contingencies

     Employment agreements

     The Company entered into a five-year employment agreement with Vincent M. Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr.
     Nerlino served as the Company's Chairman, President and Chief Executive Officer. Mr. Nerlino is currently serving only as Chairman. The employment agreement provides for annual base compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's annual base compensation. Mr. Nerlino's employment agreement is currently being renegotiated.

     In the second quarter of 1999, the Company entered into three-year employment agreements with five additional members of senior management. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial difficulties, in the initial contract year the five employees have agreed to accept a total of 520,000 shares of common stock and $190,000 of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause. As an incentive to enter into an agreement, in the second quarter of 1998, one of the officers received 200,000 shares of common stock and 750,000 stock options, with an exercise price of $1.00, that vest in equal installments over three years commencing June 2000.

     Legal proceedings

     On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly-owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing, Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a proposed settlement agreement whereby the Company is obligated to pay $100,000 in cash and is also obligated to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997.

     The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The common stock was to be issued within 30 days of the effective date of the agreement. Since the first cash installment was paid in November 1998 and the common stock was issued in June 1998, the Company became in default of the agreement. Should any legal action be initiated against the Company due to its late payment default, the Company will vigorously defend itself. As a result of the default, the Company recorded the balance due as a current liability.

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. The Company is obligated to pay $50,000, without interest, 18 months from the effective date of the agreement, and has issued 50,000 shares of its common stock to the stockholder. As a result, the Company recorded a charge to operations of $56,000 in 1998 and classified the remaining liability as long-term.

     The Company is delinquent in paying many of its outstanding debts and has been notified by several creditors that they have already initiated or may pursue legal remedies. The Company believes that all amounts are appropriately accrued in its financial statements. Since the Company does not currently have the financial resources to satisfy these debts, it intends to negotiate settlements with its creditors in the near term. It is not possible to predict the ultimate outcome of these matters.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

     Forward-looking statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

     Overview

     Although the Company has incurred significant start-up costs, since the Company has not yet generated any revenue from operations, the Company is still considered to be in the development stages.

     Results of operations

     During the quarter ended March 31, 1999 and March 31, 1998, general and administrative expenses were $140,869 and
     $72,744,  respectively.  Cumulative from May  1,  1995,  the
     Company has incurred $2,563,704 of general and administrative expense. Product development expenses were incurred during the quarter ended March 31, 1999 totaling $80,000.

     During  the  quarters ended March 31,  1999  and  1998,  the
     Company   had   net   losses  of   $220,860   and   $72,744,
     respectively.

     As of March 31, 1999 and 1998, the Company was a development stage company that had not yet generated any revenue from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenue, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

     Liquidity and capital resources

     The Company incurred a net loss of $220,860 for the three months ended March 31, 1999, resulting in an accumulated deficit of $2,968,953. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 1999 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $550,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first and second quarters of 1999. Significant additional cash will be required.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management of the Company intends to sustain operations during the year ending December 31, 1999, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the quarter ended March 31, 1999, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

     Year 2000 implication

     The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company maintains internal equipment and contracts with third-party vendors for the provision of certain information technology and other services.

     The Company is currently reviewing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computer equipment and the computer systems and equipment of the third-party vendors on which the Company's business relies. There is no current estimate of the potential cost to resolve Year 2000 issues that may arise. There can be no assurance that the Company will be able to address, in a timely fashion, all potential Year 2000 problems, or that the systems of the third-party vendors upon which the Company's business relies (and the maintenance and operation of which are not within the control of the Company) will be Year 2000 compliant or will become Year 2000 compliant in a timely manner. Any Year 2000 problems could impact the provision of products or services to the Company's customers and could subject the Company to the risk of litigation, lost revenue and loss of future customers.

PART II - OTHER INFORMATION






ITEM 1. LEGAL PROCEEDINGS

        See   Note   4   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies."


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period ended March 31, 1999 (Exhibit Ref. No. 27).

        (b)Reports on Form 8-K: None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPORTS HISTORY INCORPORATED





Date:  July 14, 1999                By: /s/ HERBERT J. HEFKE

                                        Herbert J. Hefke
                                        President and Chief
Executive Officer



   July 14, 1999                     By: /s/ JEFFREY HWANG

                                        Jeffrey Hwang
                                        Chief Financial Officer
                                    13