Form 10QSB
period 1998-09-30
AMERICAN SPORTS HISTORY INC
filed 1999-07-29
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     (X)  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the quarterly period ended September 30, 1998


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

         18-I Heritage Drive, Chatham, New Jersey 07928
            (Former name, former address and former
           fiscal year, if changed since last report)

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

                FORM 10-QSB - SEPTEMBER 30, 1998







                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     September 30, 1998 and December 31, 1997                                1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended September 30, 1998 and 1997
     and cumulative from May 1, 1995                                         2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the nine months ended September 30, 1998 and 1997
     and cumulative from May 1, 1995                                         3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 4 - 11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  12 - 13


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                               14

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                       14

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 14

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

   ITEM 5 - OTHER INFORMATION                                               14

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                14


SIGNATURES                                                                  15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                                     September 30,  December 31,
                                                         1998           1997
                                                      (Unaudited)
ASSETS

Current assets
  Cash                                                $     4,207  $         7

     Total current assets                                   4,207            7

Other assets                                               53,560       35,000

                                                      $    57,767  $    35,007


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses               $   348,149  $   350,315
  Due to officer                                          344,541      324,299
  Loans from stockholder                                   92,556       83,376
  Notes payable and accrued interest                       70,613       23,400
  Liability from settlement of lawsuit                    106,000      122,500

     Total current liabilities                            961,859      903,890

Liability from settlement of lawsuit                       50,000            -

     Total liabilities                                  1,011,859      903,890

Commitments and contingencies

Stockholders' deficit
  Common stock, $.01 par value; 25,000,000 shares
    authorized, issued and outstanding - 9,096,026
    shares at September 30, 1998 and 2,770,826
    shares at December 31, 1997                            90,960       27,708
  Additional paid-in capital                            1,509,805    1,260,263
  Accumulated deficit ($2,470,460 accumulated
    during the development stage)                      (2,544,857)  (2,156,854)

     Total stockholders' deficit                         (954,092)    (868,883)

                                                      $    57,767  $    35,007

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                         Three months ended    Nine months ended     Cumulative
                            September 30,         September 30,         from
                                                                       May 1,
                           1998       1997       1998       1997        1995

Revenue
  Interest income       $      24  $       -  $      25  $       -  $       493

Expenses
  General and
   Administrative         204,310     58,458    342,028    177,527    2,211,597
  Lawsuit settlements      56,000          -     56,000          -      178,500
  Write-off of advances
   For terminated
   Acquisition                  -          -          -          -       80,856

                          260,310     58,458    398,028    177,527    2,470,953

Net loss                $(260,286) $ (58,458) $(398,003) $(177,527) $(2,470,460)

Basic and diluted
  net loss per share    $  (0.03)  $   (0.03) $  (0.06)  $   (0.09)

Weighted average number
  of common shares
  outstanding            8,807,062  1,770,826  6,975,708  1,895,826


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                     Nine months ended September 30,  Cumulative
                                                                     from May 1,
                                             1998         1997          1995
INCREASE (DECREASE) IN CASH

Cash flows from operating activities
   Net loss                               $(398,003)   $(177,527)   $(2,470,460)
 Adjustments to reconcile net loss to
  net cash used in operating activities
    Write-off of prepaid royalty                  -            -       137,500
    Common stock issued for services        216,794       57,500       757,302

  Changes in assets and liabilities
   Prepaid taxes                                  -            -         3,442
   Other assets                              (3,560)           -        (8,560)
   Liability from settlement of lawsuits     56,000            -       178,500
   Accounts payable and
     Accrued expenses                        35,580       (7,422)      281,795
   Due to officers                           20,242      104,497       344,541
   Accrued interest                          10,967            -        10,967

    Net cash used in operating activities   (61,980)     (22,952)     (764,973)

Cash flows from financing activities
 Proceeds from issuance of notes                  -            -        23,400
 Loans from stockholder                       9,180       22,957        92,556
 Issuance of common stock                    57,000            -       630,964
 Liability from sale of common
  Stock rescinded                                 -            -        22,260

 Net cash provided by financing
  Activities                                 66,180       22,957       769,180

Net increase in cash                          4,200            5         4,207

Cash, beginning of period                         7            8             -

Cash, end of period                       $   4,207     $     13      $  4,207


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Goodwill acquired in common stock purchase of Sunset
    Interactive Network, Inc.                                        $  15,000
   Common stock issued for partial payment of lawsuit liability      $  22,500
   Common stock issued for repayment of note payable                 $   1,500


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



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

     The Company incurred a net loss of $398,003 for the nine months ended September 30, 1998, resulting in an accumulated deficit of $2,544,857. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 1999 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $550,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first and second quarters of 1999. Significant additional cash will be required.

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

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1998 and 1997 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results that may be expected for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1997 consolidated financial statements.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Common stock split

     On May 15, 1997, the Board of Directors of the Company authorized a 1 for 10 reverse stock split. As of that date, the total number of common shares issued and outstanding was reduced from 13,958,262 (no stock was issued by the Company between January 1, 1997 and May 15, 1997) to 1,395,826, and related par value was increased to $.01 per common share from $.001 per common share.

     All references to the number of common shares and per share amounts in the condensed consolidated statements of operations and notes to the condensed consolidated financial statements have been restated to reflect the effect of the split for all periods presented.

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

3    Acquisition of Sunset Interactive Network, Inc.

     On January 14, 1998, the Company entered into an agreement with Sunset Interactive Network, Inc. ("SIN"), a newly formed Delaware corporation, to purchase 100% of SIN's capital stock in exchange for the issuance of 500,000 shares of the Company's common stock, valued at $15,000. SIN was a newly formed corporation with no operations, and accordingly, the Company recorded goodwill of $15,000.

     SIN was registered as an interactive media company whose objective was to provide entertainment information through the World Wide Web utilizing recognized celebrity names. The Company intended to establish a web site for its proposed sports magazine and market entertainment products through the worldwide web. However, SIN required significant capital to commence operations. In the fourth quarter of 1998, in conjunction with the development of its new business plan, management decided not to further develop SIN. As a result, management determined that the goodwill related to the acquisition of SIN was impaired and, accordingly, a provision for impairment of $14,437 was recorded in the fourth quarter of 1998.

4    Transactions with related parties

     Loans from stockholder

     From time to time, one of the Company's stockholders (the stockholder is also the Chairman's spouse) has advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. Such advances have no scheduled repayment terms and no stated interest rate. Loans from stockholder amounted to $92,556 at September 30, 1998. Periodically the Company has also engaged such stockholder to provide services to the Company and in return, the Company issued common stock in payment for such services.

     Notes payable and accrued interest

     Notes payable of $70,613 at September 30, 1998, represent loans made to the Company by stockholders and amounts owed to professional service firms for services rendered. These notes are due on demand and bear interest at 10% per annum. The Company received proceeds of approximately $550,000, exclusive of repayments of $28,500, from the issuance of non-interest bearing demand promissory notes during the first and second quarters of 1999.

     Due to officer

     Due   to  officer  of  $344,541  at  September  30,   1998,
     represents amounts owed to the Company's Chairman. These amounts consist principally of unpaid salary, are non-interest bearing and have no scheduled repayment terms. The Company is currently renegotiating the Chairman's employment contract as well as the amounts owed to him.

5    Other assets

     Deposits

     On January 30, 1996, the Company issued 120,000 shares of its restricted common stock towards the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. In the fourth quarter of 1998, in conjunction with the development of its new business plan, management decided not to pursue the purchase of the film library. As a result, no additional shares of stock were issued and the $30,000 deposit was written off during the fourth quarter of 1998. The Company is currently negotiating a revision to the original contract with the owner of the film library. No final conclusion has been reached and no additional adjustments have been made in the condensed consolidated financial statements.

6    Stockholders' deficit

     Common stock

     During the nine months ended September 30, 1998, the Company issued 6,325,000 shares of its common stock as follows:

       - 246,000 shares were issued to approximately 25 individuals for cash proceeds of $57,000.

       -    500,000 shares were issued to purchase 100% of Sunset
          Interactive Network, Inc.'s common stock (Note 3).

       - 50,000 shares were issued as partial repayment of an outstanding note payable.

       - 225,000 shares were issued toward the settlement of a lawsuit (Note 2).

       - 3,000,000 shares were issued to the Company's Chairman (as partial payment under his employment contract, Note 7) and 400,000 shares were issued to two officers/directors of the Company, which resulted in a charge to operations of $141,000.

       - 300,000 shares were issued to the Chairman's spouse for services performed which resulted in a charge to operations of $10,500.

       - 1,604,200 shares were issued to various consultants and professional service firms for services provided during 1998 (including 400,000 shares to Gerard Management Inc., 100,000 shares to Robert P. Maerz and 50,000 shares to Penn & Cobb Productions, Inc., see Note 8), which resulted in a charge to operations of $65,294.

     During  the  fourth  quarter of  1998,  the  Company  issued
     650,000 shares of its common stock as follows:

     - 400,000 shares were issued to an officer of the Company, which resulted in an aggregate charge to operations of $48,000 in the fourth quarter of 1998.

     -    200,000 shares to Next Generation Networks Technology, Inc.

     -    50,000 shares were issued toward the settlement of a lawsuit
       (Note 7).

     Stock options

     In the fourth quarter of 1998, the Company granted a total of 5,850,000 stock options. 50,000 of these options are exercisable immediately and 5,800,000 options vest in equal installments over three years commencing November 1999. No stock options were granted for the nine months ended September 30, 1998 or 1997. The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                Options outstanding
                                            Weighted-average
                            Number              remaining          Options
        Options           Outstanding          contractual       exercisable
     exercise price       At 12/31/98        life (in years)     at 12/31/98

       $    .12            1,200,000              10                      -
       $   1.00            4,650,000              10                 50,000

                           5,850,000                                 50,000

7    Commitments and contingencies

     Employment agreements

     The Company entered into a five-year employment agreement with Vincent M. Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr.
     Nerlino served as the Company's Chairman, President and Chief Executive Officer. Mr. Nerlino is currently serving only as Chairman. The employment agreement provides for annual base compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's annual base compensation. In lieu of cash payments for employment services, the Company issued 3,000,000 shares of its common stock to Mr. Nerlino during the nine months ended September 30, 1998, as partial payment under the contract. Mr. Nerlino's employment agreement is currently being renegotiated.

     In 1999, the Company entered into three-year employment agreements with five additional members of senior management. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial difficulties, in the initial contract year the five employees have agreed to accept a total of 520,000 shares of common stock and $190,000 of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause. As an incentive to enter into an agreement, in the second quarter of 1999, one of the officers received 200,000 shares of common stock and 750,000 stock options, with an exercise price of $1.00, that vest in equal installments over three years commencing June 2000.

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

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. The Company is obligated to pay $50,000, without interest, 18 months from the effective date of the agreement, and issued 50,000 shares of its common stock to the stockholder (in the fourth quarter of 1998). As a result, the Company recorded a charge to operations of $56,000 in the third quarter of 1998 and classified the remaining liability as long-term.

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

8    Consulting agreements

     Next Generation Networks Technology, Inc.

     Effective November 18, 1998, the Company entered into a business and consulting services agreement with Next Generation Networks Technology, Inc. ("NGN"). In connection with the agreement, Kenneth O. Roko, NGN's Chief Executive Officer, will serve as an officer and a member of the Company's Board of Directors and assist in the implementation of the Company's technological strategies in order to establish the Company as a major contributor and presence on the Internet.

     Under the terms of the agreement in the fourth quarter of 1998, the Company issued 200,000 shares of its common stock to NGN and has also granted 1,200,000 stock options with an exercise price of $.12 per share (Note 6). The Company is also obligated to pay $50,000 to NGN, upon completion of the Company's new strategic business plan. In addition, the Company is obligated to pay NGN certain additional compensation based on specified future performance.

     Gerard Management Inc.

     Effective January 5, 1998, the Company entered into a business and consulting services agreement with Gerard Management Inc. ("GMI"). Under the terms of the agreement, GMI will provide Internet strategy consulting as well as programming and basic maintenance of the Company's website in exchange for 400,000 shares of the Company's common stock (Note 6). The agreement shall terminate on January 4, 2000, unless terminated earlier in accordance with the agreement.

     Robert P. Maerz and Penn & Cobb Productions, Inc.,

     Effective February 28, 1998, the Company entered into business and consulting agreements with Robert P. Maerz and Penn & Cobb Productions, Inc. Under the terms of the agreements, the consultants will help create and implement the Company's business plan as well as market the Company throughout the media and entertainment industry. 100,000 and 50,000 shares were issued to Robert P. Maerz and Penn & Cobb Productions, Inc., respectively, in accordance with the consulting agreements (Note 6). The agreements terminate upon satisfactory completion of the services as set forth in the agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

     Results of operations

     During the quarter ended September 30, 1998 and 1997, general and administrative expenses were $204,310 and $58,458, respectively. Cumulative from May 1, 1995, the
     Company   has   incurred  $2,211,597   of   general   and
     administrative expense.

     During the quarters ended September 30, 1998 and 1997, the Company incurred net losses of $260,286 and $58,458,
     respectively.   During the nine months ended  September  30,
     1998 and 1997, the Company incurred net losses of $398,003 and $177,527, respectively.

     As of September 30, 1998 and 1997, the Company was a development stage company that had not yet generated any revenue from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenue, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

     Liquidity and capital resources

     The Company incurred a net loss of $398,003 for the nine months ended September 30, 1998, resulting in an accumulated deficit of $2,544,857. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 1999 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $550,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first and second quarters of 1999. Significant additional cash will be required.

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

     Management of the Company intends to sustain operations during the year ending December 31, 1999, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the quarter ended September 30, 1998, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See   Note   7   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies.".


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 1998 (Exhibit Ref. No.
        27).

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