Form 10KSB
period 1998-12-31
AMERICAN SPORTS HISTORY INC
filed 1999-07-29
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ( x )  ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the year ended December 31, 1998

  (   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______ to ________

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                       87-0485307
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

21 MAPLE AVENUE, BAY SHORE, NEW YORK                    11706-8752
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

     Issuer's telephone number, including area code: (516) 206-2674

  Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: None

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes( ) No(x)

     Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x)

     The issuer had no revenues from continuing operations for its most recent fiscal year ended December 31, 1998. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the closing bid and ask prices on July 13, 1999 of $0.625 was $6,541,266. As of July 13, 1999, the issuer had 10,466,026 shares of its common stock issued and outstanding.

            Documents incorporated by reference: None.


Transitional Small Business Disclosure Format: Yes ( ) No (x)

                              PART I


ITEM 1.  DESCRIPTION OF BUSINESS


Business Development:

     The Company was incorporated in the state of Nevada on August
9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH") on September 20,
1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). On
May 15, 1997, the Board of Directors of the Company authorized a 1 for 10 reverse stock split. On January 14, 1998, the Company acquired 100% of the capital stock of Sunset Interactive Network, Inc., a newly formed Delaware corporation ("SIN"). As used in this document, the "Company" refers to AMSH and its subsidiaries, Infinet and SIN (effective January 14, 1998), unless the context indicates otherwise.


Business of Issuer:

     During the last three years, the Company had attempted to publish magazines that featured sports with a nostalgia spirit.
These efforts were not successful. No revenues were realized from operations and expenses were incurred during these efforts.

     In April 1999, a new management team was recruited to review the Company's business strategy and to implement the revised business strategy. AMSH is now focused on providing sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies.

     The Company intends to focus its efforts initially on covering America's five major professional sports: baseball, basketball, football, hockey and soccer. Major league sports are a dominating interest to the American public, who not only have a passion for the current season's highlights, but also a profound fascination with historical statistics, former players and nostalgic moments from past famous games. The Company was originally conceived to chronicle the heritage of American sports history, and to become recognized as the definitive source for historical sports content by sport enthusiasts of all ages. The Company intends to capitalize on the current trend in sports nostalgia, the increased growth of the general sports marketplace, as well as the worldwide development of, and desire for, American sports products.


Product Development:

     Initial investment will be focused in three areas: the www.SportsInfo.com Internet site, sports camps, and additional products that utilize available technology which are consistent with our focus on information and education.

     The www.SportsInfo.com site will be where fans can come to get access to content which will be fan, player, and education focused. Current sports-related web-sites focus more on teams, scores and news. We want to personalize the fan's web experience. Features may include the ability to customize the site to showcase the fan's favorite teams, feature articles on players, instructional material, and online chats with players, coaches, and other sports personalities. In addition, we are considering an e-commerce site where fans can purchase authenticated sports memorabilia. We believe that the www.SportsInfo.com site will be supported over time through the combination of advertising and merchandizing revenues. Version 1.0 of the Company's www.SportsInfo.com Internet site is planned for the fourth quarter of 1999.

     The Company intends to operate baseball, softball, and soccer camps, initially in the NY metro area. Robert C. Dromerhauser, VP-Marketing is a co-owner of baseball and softball camps. The Company may acquire existing camps or build new camps.
Ultimately, we would look at expansion both geographically and by adding other popular sports. These instructional camps will be an integral part of our business strategy as they allow the Company to fulfill the education part of its mission. The expertise and content gathered can be exported to the wwww.SportsInfo.com site. Participants in the instructional camps will be exposed to the Company's other product offerings and will become part of the Company's customer base.

     There is additional investment being made to develop proprietary products which utilize technology to enhance the delivery of sports content. These products are in various stages of development. While still under development and market testing, features may include video clips, instructional material, games, and links to the www.SportsInfo.com and other sites. The link to the www.SportsInfo.com site will serve to build repeat traffic.

     During the last two years, a minimal amount was spent on research and development activity. No patents were applied for and copyrights were not sought. In the first and second quarters of 1999, with the new business strategy which calls for the use of technology, the Company has spent approximately $400,000 on research and development activity. The Company will seek to secure patent and copyright protection for any intellectual property developed.

     The Company may seek to acquire the rights to licensed property either on its own or in partnership with other companies. The final determination will be made after further meetings with potential partners and licensors. The acquisition of licenses with professional sports leagues is a major undertaking requiring both capital and execution capability. There can be no assurance that the Company will be able to acquire rights to licensed property either on its own or in partnership with other companies.

Marketing and Distribution:

     Since April 1999, the Company has been developing its marketing strategies, which includes working closely with potential strategic business partners and capitalizing on the relationships that have been established by the management team over the course of their careers. In order to reach its intended customer, the sports oriented consumer, management intends to utilize promotional advertising that will be coordinated both independently and cooperatively with other sports publications, radio and television media, sports events, consumer products, specialty retail distributors, the Internet and other organizations and associations. Preliminary discussions are underway to explore ways to promote the www.SportsInfo.com site via local radio stations, merchandisers who supply stadium events, a hosted TV sports show, and similar types of multimedia dissemination.

Competition:

     There is significant competition for the business the Company intends to pursue. On the Internet side, web users with an interest in sports can go to web sites sponsored by the major television networks (ABC, CBS, CNN, FOX, NBC), specialty sports networks (ESPN, The Golf Channel, SpeedVision) and professional sports leagues (MLB, MLS, NASCAR, (W)NBA, NFL, NHL, (L)PGA). Many of the existing participants in the sports web site business are significantly better capitalized than the Company, have significantly larger facilities, and employ a larger number of personnel who have more experience than the Company's employees. The competition for instructional sports camps is different as the competition is largely fragmented. Here, the challenge will be entering new markets where the local competitor has been entrenched for some time.


     The Company intends to compete by providing the fan with an experience that is different from that otherwise available through the application of current and emerging technology. There will be a focus on bringing the fan closer to the player through direct and indirect means. We believe that judicious use of technology will always provide the fan with a higher value experience.

Employees:

     During 1998, the Company had two employees. In 1999, the Company recruited five additional employees. The Company periodically retains outside consultants to perform certain corporate administrative tasks. In the business plan, it is contemplated that additional employees will be added as funding permits.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not own, and does not anticipate acquiring, any real estate, principal plants and/or other property. During 1998, the Company operated its corporate offices from office facilities provided by its Chairman on a month-to-month basis without charge. Currently, the Company occupies its Bay Shore, New York corporate offices at a monthly rent of $1,250 through October, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly owned subsidiary, and certain of the Company's principal stockholders by Craig Pearson, a former shareholder of Fans Publishing, Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a proposed settlement agreement whereby the Company is obligated to pay $100,000 in cash and is also obligated to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997.

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

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders, Robert T. Wheeler. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the Mr. Wheeler. The Company is obligated to pay $50,000, without interest, 18 months from the effective date of the agreement, and has issued 50,000 shares of its common stock to Mr. Wheeler. As a result, the Company recorded a charge to operations of $56,000 in 1998 and classified the remaining liability as long-term.

     The Company is delinquent in paying many of its outstanding debts and has been notified by some creditors that they have already initiated or may pursue legal remedies. The Company believes that all amounts are appropriately accrued in its financial statements. Since the Company does not currently have the financial resources to satisfy these debts, it intends to negotiate settlements with its creditors in the near term. It is not possible to predict the ultimate outcome of these matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a).   Market Information

     The Company's common stock has been traded in the over-the-counter market on the Over the Counter Electronic Bulletin Board under the symbol "ASPH" since September 20, 1995. In May 1997, he Company effectuated a 1 for 10 reverse stock split at which time the symbol was changed to "AMSH". Prior to that date, there was no market for the Company's common stock. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions. All prices are on a post-split basis. The information set forth below for the year ended December 31, 1997 was provided by the National Quotation
Bureau, Inc. The information set forth below for the year ended December 31, 1998 was provided by America Online.

     Year Ended December 31, 1997:

              Quarter   High     Low

                 1     $0.04    $0.04
                 2      0.05     0.01
                 3      2.00     0.05
                 4      0.25     0.125

     Year Ended December 31, 1998:

              Quarter   High     Low

                 1     $1.125  $0.031
                 2      0.75    0.0625
                 3      0.9375  0.125
                 4      1.032   0.50

     (b) Holders:

     There were approximately 483 shareholders of record on July
13, 1999 of the Company's common stock with a par value of $0.01.

     (c) Dividends:

     The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings and debt service requirements, as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

      Although the Company has incurred a significant amount of start-up costs, since the Company has not generated any revenue from operations, it is still considered to be in the development stage.

Statement of Operations -

Years Ended December 31, 1998 and 1997:

     During the year ended December 31, 1998, general and administrative expenses and lawsuit settlement costs were $553,266 and $56,000, respectively. During the year ended December 31, 1997, general and administrative expenses and lawsuit settlement costs were $248,904 and $122,500, respectively.

     During the years ended December 31, 1998 and 1997, the Company had net losses of $609,239 and $371,404, respectively.

     As of December 31, 1998 and 1997, the Company was a development stage company that had not yet generated any revenues from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenues, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

Financial Condition - December 31, 1998:

     The Company incurred a net loss of $609,239 for the year ended December 31, 1998, resulting in an accumulated deficit of $2,766,093. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 1999 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing.
In connection with this, the Company has issued approximately $550,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first and second quarters of 1999. Approximately $400,000 has been spent during 1999 on product development. The Company intends to continue spending on product development. Significant additional cash will be required.

     There can be no assurance that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     During the year ended December 31, 1998, the Company issued 6,975,200 common shares for cash proceeds, for the acquisition of SIN, in settlement of lawsuits and notes payable, and for services rendered by its employees and outside consultants, which were valued at $390,794. During the year ended December 31, 1997, the Company issued 1,375,000 common shares for services rendered by its employee and an outside consultant, which were valued at $57,500.

     The Company currently has six employees. In the business plan, it is contemplated that additional employees will be added as funding permits. Management of the Company intends to sustain operations during the year ending December 31, 1999, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the year ended December 31, 1998, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

Year 2000 Compliance:

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

     The Company is currently reviewing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computer equipment and the computer systems and equipment of the third-party vendors on which the Company's business relies. There is no current estimate of the potential cost to resolve Year 2000 issues that may arise. There can be no assurance that the Company will be able to address, in a timely fashion, all potential Year 2000 problems, or that the systems of the third-party vendors upon which the Company's business relies (and the maintenance and operation of which are not within the control of the Company) will be Year 2000 compliant or will become Year 2000 compliant in a timely manner. Any Year 2000 problems could impact the provision of products or services to the Company's customers and could subject the Company to the risk of litigation, lost revenues and loss of current or future customers.

Forward-Looking Statements:

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities
Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are listed at "Index to Financial
Statements" in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 14, 1999, Michelle M. Gelinas, CPA (the "Former Accountant") declined to stand for reappointment as the independent public accountant for American Sports History Incorporated. The Former Accountant reported on the financial statements for the fiscal years ended December 31, 1997 and 1996. The reports of the Former Accountant did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to any uncertainty (except as to the Company's "ability to continue as a going concern"), audit scope or accounting principle.

     During the Company's two most recent fiscal years and subsequent interim periods through the date of this report, there were no disagreements with the Former Accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused it to make reference thereto in its report on the financial statements for such years.

     At its board meeting on June 14, 1999, the Board of Directors of the Company engaged the accounting firm of Hays & Company as its new independent accountants, effective June 14, 1999.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     The following table and text sets forth the name and ages of all directors and executive officers of the Company and their positions and offices with the Company as of July 13, 1999. At December 31, 1998, Vincent M. Nerlino was the sole Director and held the offices of President, Chief Executive Officer, and Secretary. During 1998, Peter Klamka was a Director of the Company from January till June 1998. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities law is also provided.


Name                     Age    Positions                  Director Since

Vincent M. Nerlino        64    Chairman                        May, 1995

Herbert J. Hefke          53    President & Chief             April, 1999
                                 Executive Officer, and
                                 Director

Kenneth O. Roko           49    Secretary & Chief             April, 1999
                                 Operating Officer, and
                                 Director

Arthur J. Dromerhauser    37    Director                      April, 1999

Robert C. Dromerhauser    36    VP-Marketing, and             April, 1999
                                 Director

Jeffrey Hwang             45    Chief Financial                n.a.
                                 Officer

     Arthur J. Dromerhauser and Robert C. Dromerhauser are brothers. There are no other family relationships among directors and executive officers.

Biographies of Directors and/or officers:

     Vincent M. Nerlino - Mr. Nerlino has been a Director since May, 1995. He became Chairman in April, 1999 when additional officers were hired. Previously, he was President, Chief Executive Officer, and Secretary. Prior to acquiring control of the Company in May, 1995, Mr. Nerlino was a registered securities representative providing investment and financial advice from 1975 until 1995, and served as a Vice President with Paine Webber, an Associate Director with Bear Stearns & Co., Inc. and Senior Vice President with Oppenheimer & Co., Inc. Mr. Nerlino was previously a director and shareholder of Fans Publishing, Inc. As Chairman, Mr. Nerlino will preside over regular meetings of the Board of Directors and help set the strategic direction of the Company.

     Herbert J. Hefke, President and Chief Executive Officer, joined the Company in April, 1999. Mr. Hefke retired as a Managing Director of Morgan Guaranty Trust Company and head of Global Human Resources for J.P. Morgan & Co. Inc. after twenty-nine years of service. He is currently on the Board of Directors for J.P. Morgan Services Inc. in Wilmington, Delaware and the Long Island Aquarium in Bay Shore, New York. Mr. Hefke will be overseeing the general operations, assuming responsibility for management along with the development of new customers, advertising and investor relations.

     Kenneth O. Roko, Secretary and Chief Operating Officer, joined the Company in April, 1999. Mr. Roko brings a background of strategic planning, technological development, analysis, implementation and vast Internet experience from his work at US Agency for International Development, where he was employed for the last ten years. Mr. Roko is President & CEO and Director of NGN Technology, Inc., a technology consulting company which also provides services to the Company. He will be overseeing AMSH's strategic planning of business, coordinating varied technology based Company initiatives to insure unified operation and sustainability, the establishing of allied relationships with domestic and international technology partners.

     Arthur J. Dromerhauser, Investor Relations, has been a consultant with the Company since July, 1998. He is President of Dromerhauser Consultants, a management consulting firm. Mr. Dromerhauser has been a private investor for several years. He is responsible for all investor matters, is involved in capital raising activities, and is involved in setting the Company's business strategy.

     Robert C. Dromerhauser, Vice President of Marketing, joined the Company on April, 1999. Mr. Dromerhauser brings the seasoned relationships and the valued insights of a former professional baseball player with the New York Mets and Baltimore Orioles. He is the co-owner with Mr. Bud Harrelson of the Buddy Harrelson Baseball & Softball Academy. Mr. Dromerhauser is responsible for securing advertisers, creating relationships with professional and amateur sports associations (active and retired), and assisting in the securing of access to licensed media for incorporation in the Company's content portfolio.

     Jeffrey Hwang, Chief Financial Officer, joined the Company on June, 1999. Mr. Hwang was a Vice President in Capital Markets & Syndicate at J.P. Morgan & Co. where he raised capital for high technology and other corporate clients. He joined J.P. Morgan & Co. in 1980. Prior to receiving his M.B.A. degree from Harvard Business School, Mr. Hwang was an auditor with Price Waterhouse & Co. He is responsible for all financial matters other than Investor Relations.

Compliance with Section 16(a) of the Exchange Act:

        The Company does not have any securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and accordingly, the Company's officers, directors and affiliates are not required to file any Forms 3, 4 and/or 5.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table:

                                                 Long-Term
            Annual Compensation                 Compensation

        (a)            (b)         (c)             (d)                (e)

Name                                                                 All Other
Principal Position     Year     Salary ($)      Options/SARs (#)   Compensation

Vincent M. Nerlino     1998     200,000 (1)      1,200,000          $12,000 (1)
Chairman               1997     200,000 (1)                         $12,000 (1)
                       1996     200,000 (1)        500,000 (2)      $12,000 (1)

(1) As per employment agreement. Amounts accrued for but only partially paid in the form of 1,100,000, 1,250,000 and 3,000,000 shares of common stock issued to Mr. Nerlino in 1996, 1997 and 1998, respectively. The shares were valued at $50,000, $55,000 and $120,000, respectively.

(2) Issued in 1996, rescinded in 1998 upon issuance of new stock options.

Option Grants:

     Stock options were granted to the following Directors and officers during 1998 and through July 1, 1999.

                          Percent of
                           of Total   Number of
                           Options    Securities Exercise             Value for
Name                     Granted to   Underlying  Price               Options on
                           Director     Options    Per    Expiration   Date of
                         and Officers   Granted*  Share       Date     Grant (3)

Vincent M. Nerlino           18.3%     1,200,000  $1.00    11/19/08    $72,000

Herbert J. Hefke             15.3%     1,000,000  $1.00    11/19/08    $60,000

Kenneth O. Roko(1)           18.3%     1,200,000  $0.12    11/19/08    $72,000

Authur J. Dromerhauser(2)    18.3%     1,200,000  $1.00    11/19/08    $72,000

Robert C. Dromerhauser(2)    18.3%     1,200,000  $1.00    11/19/08    $72,000


Jeffrey Hwang                11.5%       750,000   $1.00    6/15/09    $90,000


* Stock options granted to Directors and officers vest over a three year period.

(1) Stock options granted to NGN Technology, Inc. for which Kenneth O. Roko is deemed to have control as its President & Chief Executive Officer.

(2) Stock options granted to Dromerhauser Consultants for which Arthur J. Dromerhauser and Robert C. Dromerhauser are deemed to have control.

(3) Present value of the options on the date of grant calculated using an option pricing model.


Year-end Option Values:

     The following table sets forth certain information concerning the number and value of unexercised options held by each officer and director on December 31, 1998. No stock options were exercised during 1998.

                               Number of Securities      Value of Unexercised
                              Underlying Unexercised     In-the-Money Options
                            Options at Fiscal Year End   at Fiscal Year End (3)


Name                      Unexerciseable Exercisable Unexerciseable Exercisable

Vincent M. Nerlino          1,200,000        0             $0            n.a.

Herbert J. Hefke            1,000,000        0             $0            n.a.

Kenneth O. Roko (1)         1,200,000        0             $0            n.a.

Arthur J. Dromerhauser (2)  1,200,000        0             $0            n.a.

Robert C. Dromerhauser (2)  1,200,000        0             $0            n.a.


(1) Stock options granted to NGN Technology, Inc. for which Kenneth O. Roko is deemed to have control as its President & Chief Executive Officer.

(2) Stock options granted to Dromerhauser Consultants for which Arthur J. Dromerhauser and Robert C. Dromerhauser are deemed to have control.

(3) Represents the difference between the fair market value of the common stock at fiscal year end as determined by the Board of Directors of the Company ($0.12 per share) and the option exercise price.

Employment Agreements:

     The Company entered into a five-year employment agreement with Vincent M. Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr. Nerlino served as the Company's Chairman, President and Chief Executive Officer. Mr. Nerlino is currently serving only as Chairman. The employment agreement provides for annual base compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's annual base compensation. In lieu of cash payments for employment services, the Company issued 3,000,000 and 1,250,000 shares of its common stock valued at $120,000 and $55,000 to Mr. Nerlino during the years ended December 31, 1998 and 1997, respectively, as partial payment under the contract. Mr. Nerlino`s employment agreement is currently being renegotiated.

     In the second quarter of 1999, the Company entered into three-year employment agreements with additional members of management, Herbert J. Hefke, Kenneth O. Roko, Arthur J. Dromerhauser, Robert
C. Dromerhauser, and Jeffrey Hwang. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial condition, in the initial contract year the five employees have agreed to accept a total of 520,000 shares of
common  stock  and  $190,000  of  cash.   Additionally,  the  base
salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated
with  or  without  cause.   As  an  incentive  to  enter  into  an
agreement, in the second quarter of 1999, Jeffrey Hwang received 200,000 shares of common stock and 750,000 stock options, with an exercise price of $1.00, that vest in equal installments over three years commencing June 2000.

Board of Directors:

     Directors of the Company are reimbursed for travel expenses incurred in attending Board meetings. During the fiscal year ended

December 31, 1998, there were no meetings of the Board of Directors, With all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of July 13, 1999. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                           Amount and Nature of          Percent of
Name and Address* of       Beneficial Ownership           Shares of
Beneficial Owner          Stock      Stock Options**     Common Stock

Management:
Vincent M. Nerlino    4,501,750 (1)       n.a.              43.0%

Herbert J. Hefke        580,000           n.a.              5.5%

Kenneth O. Roko         230,000 (2)       n.a.              2.2%

Arthur J. Dromerhauser  348,750 (3)       n.a.              3.3%

Robert C. Dromerhauser  268,750 (3)       n.a.              2.6%

Jeffrey Hwang           230,000           n.a.              2.2%

All Directors and     6,159,250           n.a.             58.8%
Officers as a Group (6 persons)

*  Business address of the Company is 21 Maple Avenue, Bay Shore,
NY 11706-8752

** While stock options have been granted, none are exercisable at July 13, 1999 or within 60 days thereof.

(1) Includes 675,000 shares of common stock owned by Jeane Hays Nerlino, the wife of Vincent M. Nerlino, and 811,000 shares of common stock owned by Vincent M. Nerlino as custodian for Michael Nerlino, who is the minor son of Vincent M. and Jeane Hays Nerlino. Excludes 824,500 shares of common stock owned by various members of Mr. Nerlino's extended family over which Mr. Nerlino does not exercise voting or investment power.

(2) Stock includes stock granted to NGN Technology, Inc. for which Kenneth O. Roko is deemed to have control as its President & Chief Executive Officer.

(3) Stock includes stock granted to Dromerhauser Consultants for which Arthur J. Dromerhauser and Robert C. Dromerhauser are deemed to have control.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jean Nerlino, the spouse of Vincent M. Nerlino, Chairman, was involved in transactions with the Company. For services rendered, Jean Hays Nerlino was issued stock in lieu of cash during 1998. Jean Hays Nerlino also advanced funds to the Company for working capital needs during 1997 and 1998.

     Effective November 18, 1998, the Company entered into a business and consulting services agreement with NGN Technology, Inc. ("NGN"). In connection with the agreement, Kenneth O. Roko, NGN's Chief Executive Officer, will serve as an officer and a member of the Company's Board of Directors and assist in the implementation of the Company's technological strategies in order to establish the Company as a major contributor and presence on the Internet. Under the terms of the agreement, the Company issued 200,000 shares of its common stock to NGN and has also granted 1,200,000 stock options with an exercise price of $.12 per share. The Company is also obligated to pay $50,000 to NGN, upon completion of the Company's new strategic business plan. In addition, the Company is obligated to pay NGN certain additional compensation based on specified future performance.

     In the first half of 1999, Herbert J. Hefke, President & CEO of the Company, Arthur J. Dromerhauser, a director of the Company, and Jeffrey Hwang, Chief Financial Officer, advanced funds to the Company in the form of a demand note payable. Robert C. Dromerhauser is co-owner of the Buddy Harrelson Baseball & Softball Academy ("BHBSA"). During 1999, BHBSA utilized the Company's offices and advanced funds to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

     No report on Form 8-K were filed by the Company during the last calendar quarter of 1998.

Exhibits:

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


                           EXHIBIT TABLE

Exhibit      SEC Ref.           Title of Document             Location
No.

1              (2)     Agreement between National             Sep/Fm10-KSB
                       Logistics, Inc. and Infinet, Inc.       Ex. No. 2
                       dated August 21, 1995. (A)

2              (3)(i)  Articles of incorporation of           Sep/Fm10-KSB
                       National Logistics, Inc. filed in      Ex. 3.1
                       the office of the Secretary of
                       State of the State of Nevada on
                       August 9, 1990. (A)

3              (3)(i)  Amendment to the Articles of           Sep/Fm10-KSB
                       Incorporation of National              Ex. No.3.2
                       Logistics, Inc. to change the name
                       of the corporation to Fans
                       Holdings, Inc., filed in the office
                       of the Secretary of State of the
                       State of Nevada on June 30, 1995. (A)

4              (3)(i)  Amendment to the Articles of           Sep/Fm10-KSB
                       Incorporation of Fans Holdings,        Ex. No. 3.3
                       Inc. to change the name of the
                       corporation to American Sports
                       History Incorporated, filed in the
                       office of the Secretary of State of
                       the State of Nevada on September
                       20, 1995. (A)

5              (3)(i)  Bylaws of National Logistics, Inc. (A) Sep/Fm10-KSB
                                                              Ex. No. 3.4

6              (10)    Agreement between American Sports      Aug/Fm10-KSB
                       History Incorporated and Sunset        Ex. No. 10.3
                       Interactive Network dated January
                       14, 1998. (B)

7              (10)    Employment agreement between           This Filing
                       American Sports History
                       Incorporated and Vincent M. Nerlino
                       dated January 2, 1996.

8             (10)    American Sports History Incorporated    This Filing
                      Employment Agreement.

9             (10)    Agreement between American Sports       This Filing
                      History Incorporated and NGN
                      Technology, Inc. dated November 18,
                      1998.

10            (10)    American Sports History Incorporated    This Filing
                      Qualified Stock Option Agreement.

11            (10)    American Sports History Incorporated    This Filing
                      Unqualified Stock Option Agreement.

12            (16)    Letter addressed to the Securities      Jun/Fm8-K
                      and Exchange Commission from            Ex. No. 16.2
                      Michelle Gelinas, CPA, dated June
                      14, 1999. (C)

13            (21)    Infinet, Inc. - incorporated in the
                       state of Delaware.
                      Sunset Interactive Network, Inc. -
                       incorporated in the state of
                       Delaware.

14             (27)    Financial Data Schedule (D)            n.a.


(A) These exhibits are included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1995, and filed with the Securities and Exchange Commission on September 9, 1996, and are incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(B) This exhibit is included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1997, and filed with the Securities and Exchange Commission on August 26, 1998, and is incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

 (C) This exhibit is included in the Company's current report on Form 8-K, dated June 14, 1999, and filed with the Securities and Exchange Commission on June 18, 1999, and is incorporated by herein by reference.

 (D)  The Financial Data Schedule for the year ended December 31,
     1998, is presented only in the electronic filing with the Securities and Exchange Commission.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN SPORTS HISTORY
                               INCORPORATED
                               -----------------------------------
                               (Registrant)




Date:  July 14, 1999           By: /s/ HERBERT J. HEFKE
                               ------------------------
                               Herbert J. Hefke
                               President & Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 14, 1999           By: /s/ VINCENT M. NERLINO
                               --------------------------
                               Vincent M. Nerlino
                               Chairman and Director

       July 14, 1999           By: /s/ HERBERT J. HEFKE
                               ------------------------
                               Herbert J. Hefke
                               President, Chief Executive Officer
                               and Director

      July 14, 1999            By: /s/ KENNETH O. ROKO
                               -----------------------
                               Kenneth O. Roko
                               Secretary, Chief Operating Officer
                               and Director

      July 14, 1999            By: /s/ ARTHUR J. DROMERHAUSER
                               ------------------------------
                               Arthur J. Dromerhauser
                               Director

      July 14, 1999            By: /s/ ROBERT C. DROMERHAUSER
                               ------------------------------
                               Robert C. Dromerhauser
                               VP-Marketing and Director

      July 14, 1999            By: /s/ JEFFREY HWANG
                               ---------------------
                               Jeffrey Hwang
                               Chief Financial Officer

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1998 AND 1997
                 AND CUMULATIVE FROM MAY 1, 1995




INDEX



INDEPENDENT AUDITOR'S REPORT                                        F-1

INDEPENDENT AUDITOR'S REPORT                                        F-2

CONSOLIDATED BALANCE SHEET, December 31, 1998                       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS, years ended
 December 31, 1998 and 1997 and cumulative from May 1, 1995         F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, years ended
 December 31, 1997 and 1998                                         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS, years ended
 December 31, 1998 and 1997 and cumulative from May 1, 1995         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7 -  F-15

Board of Directors and Stockholders
American Sports History Incorporated
Bay Shore, New York


INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of American Sports History Incorporated and subsidiaries (the "Company") (a development stage company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sports History Incorporated and subsidiaries as of December 31, 1998 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses, significant continuous capital requirements and the uncertainty with respect to its ability to pay debts as they become due, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Hays & Company


July 14, 1999
New York, New York

Board of Directors and Stockholders
American Sports History Incorporated



INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of American Sports History Incorporated and subsidiaries (the "Company") (a development stage company) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Sports History Incorporated and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses, significant continuous capital requirements and the uncertainty with respect to its ability to pay debts as they become due, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Michelle M. Gelinas
 Certified Public Accountant

June 30, 1998
Chatham, New Jersey

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEET

                        DECEMBER 31, 1998



ASSETS

Current assets
  Cash                                                $ 3,344

     Total current assets                               3,344

Other assets                                            2,667

                                                      $ 6,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses              $336,034
  Due to officer                                      402,541
  Loans from stockholder                              117,056
  Notes payable and accrued interest                   80,375
  Liability from settlement of lawsuit                 95,000

     Total current liabilities                      1,031,006

Liability from settlement of lawsuit                   50,000

     Total liabilities                              1,081,006

Commitments and contingencies (Notes 1, 4, 5, 7, 8, 9 and 10)

Stockholders' deficit
Common stock, $.01 par value;
     25,000,000 shares authorized,
     9,746,026 shares issued and outstanding           97,460
Additional paid-in capital                          1,593,638
Accumulated deficit ($2,681,696 accumulated
 during the development stage)                     (2,766,093)

     Total stockholders' deficit                   (1,074,995)

                                                      $ 6,011



See notes to consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF OPERATIONS




                                 Year ended December 31,        Cumulative
                                                                from May 1,
                                   1998          1997             1995

Revenue
   Interest income            $      27    $        -            $     495

Expenses
   General and administrative   553,266       248,904            2,422,835
   Lawsuit settlements           56,000       122,500              178,500
   Write-off of advances for
    terminated acquisition            -             -               80,856
                                609,266       371,404            2,682,191


Net loss                      $(609,239)   $(371,404)          $(2,681,696)

Basic and diluted net loss
 per share                    $   (0.08)   $   (0.18)

Weighted average number of     7,527,867    2,114,576
 common shares outstanding





See notes to consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

             YEARS ENDED DECEMBER 31, 1997 AND 1998





                            Common stock  Addional                  Total
                                          paid-in   Accumulated  stockholders'
                           Shares  Amount  capital      deficit       deficit


Balance, January 1,  $ 13,958,262  $13,958  $1,216,513 $(1,785,450) $ (554,979)
1997


Effect of 1 for 10
 reverse stock split (12,562,436)       -           -           -            -
Common stock issured
 for services          1,375,000   13,750       43,750          -       57,500
Net loss                       -        -            -   (371,404)    (371,404)

Balance,
 December 31, 1997     2,770,826   27,708    1,260,263 (2,156,854)    (868,883)


Sale of common stock     246,000    2,460       54,540          -       57,000
 Common stock issued
 for purchase of
 Sunset Interactive
 Network, Inc.           500,000    5,000       10,000          -       15,000
Common stock issued
 for repayment of
 note payable             50,000      500        1,000          -        1,500
Common stock issued
 towards settlement
 of various lawsuits     275,000    2,750       25,750          -       28,500
Stock options
 issued to non-employees
 for services                  -        -       12,333          -       12,333
Common stock issued
for services           5,904,200   59,042     229,752           -      288,794
Net loss                       -        -           -    (609,239)    (609,239)


Balance,
 December 31, 1998   $ 9,746,026  $97,460  $1,593,638 $(2,766,093) $(1,074,995)


See notes to consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 Year ended December 31,           Cumulative
                                                                   from May 1,
                                    1998          1997               1995

INCREASE (DECREASE) IN
CASH

Cash flows from operating
 activities
 Net loss                        $(609,239)   $(371,404)           $(2,681,696)

 Adjustments to reconcile
  net loss to net cash used
  in operating activities
   Write-off of prepaid royalty          -            -                137,500
   Amortization expense              2,896            -                  2,896
   Write-off of deposit             30,000            -                 30,000
   Impairment of goodwill           14,437            -                 14,437
   Common stock issued for
    partial settlement of
    lawsuit                          6,000            -                  6,000
   Stock options issued to
    non-employees for services      12,333            -                 12,333
   Common stock issued for
    services                       288,794       57,500                829,302

 Changes in assets and
  liabilities
  Prepaid taxes                          -        3,442                  3,442
  Other assets                           -            -                 (5,000)
  Liability from settlement        45,000      122,500                167,500
    of lawsuits
  Accounts payable and accrued
    expenses                        30,046       (2,785)               276,261
  Due to officer                    78,242      157,630                402,541
  Accrued interest                  14,148            -                 14,148

   Net cash used in
    operating activities           (87,343)      (33,117)             (790,336)

Cash flows from financing
  activities
 Proceeds from issuance of
  notes                                  -              -               23,400
 Loans from stockholder             33,680         33,116              117,056
 Issuance of common stock           57,000              -              630,964
 Liability from sale of common
  stock rescinded                        -                              22,260

   Net cash provided by financing   90,680         33,116              793,680
    activities

Net increase (decrease) in cash      3,337             (1)               3,344

Cash, beginning of period                7              8                    -

Cash, end of period              $   3,344      $       7            $   3,344


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

 Goodwill acquired in common stock purchase of Sunset Interactive
  Network, Inc.                                                      $  15,000
 Common stock issued for partial payment of lawsuit liability        $  22,500
 Common stock issued for repayment of note payable                   $   1,500

See notes to consolidated financial statements.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995


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

     The Company incurred a net loss of $609,239 for the year ended December 31, 1998, resulting in an accumulated deficit of $2,766,093. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 1999 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $550,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first and second quarters of 1999. Significant additional cash will be required.

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

     These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995


2    Significant accounting policies

     Principles of consolidation

     The consolidated financial statements include the accounts of
     the   Company   and   its  wholly-owned  subsidiaries.   All
     significant intercompany transactions and balances have been eliminated in consolidation.

     Start-up and organization costs

     The Company accounts for start-up costs in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires the cost of start-up activities, including organization costs, to be expensed as incurred.

     Impairment of long-lived assets

     The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying
     amount  of  the  assets  may not be fully  recoverable.   To
     determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than
     the  carrying  amount of the assets.   If  such  assets  are
     considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     Basic and diluted net loss per share

     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted net loss per share since the effect of their inclusion would be antidilutive.

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

     All references to the number of common shares and per share amounts in the consolidated statements of operations and notes to the consolidated financial statements have been restated to reflect the effect of the split for all periods presented.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995

2    Significant accounting policies (continued)

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

     Use of estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments including cash, and accounts payable and accrued expenses approximate fair value due to their relatively short maturities. Due to officer, loans from stockholder, notes payable and liability from settlement of lawsuit are recorded at carrying value with terms as disclosed elsewhere in the
     notes  to  consolidated  financial statements.   It  is  not
     practical to estimate the fair value of these amount because of the uncertainty of the timing of the payments.

     Income taxes

     The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to conform to the current year's classifications.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995

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

     SIN was registered as an interactive media company whose objective was to provide entertainment information through the World Wide Web utilizing recognized celebrity names. The Company intended to establish a web site for its proposed sports magazine and market entertainment products through the worldwide web. However, SIN required significant capital to commence operations. In the fourth quarter of 1998, in conjunction with the development of its new business plan, management decided not to further develop SIN. As a result, management determined that the goodwill related to the acquisition of SIN was impaired and, accordingly, a provision for impairment of $14,437 was recorded.

4    Transactions with related parties

     Loans from stockholder

     From time to time, one of the Company's stockholders (the stockholder is also the Chairman's spouse) has advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. Such advances have no scheduled repayment terms and no stated interest rate. Loans from stockholder amounted to $117,056 at December 31, 1998.

     Periodically the Company has also engaged such stockholder to provide services to the Company and in return, the Company issued common stock in payment for such services (Note 7).

     Notes payable and accrued interest

     Notes payable of $80,375 at December 31, 1998, represent loans made to the Company by stockholders and amounts owed to professional service firms for services rendered. These notes are due on demand and bear interest at 10% per annum. Total interest cost incurred for the years ended December 31, 1998 and 1997 was approximately $8,000 and $5,000, respectively.

     Due to officer

     Due  to  officer of $402,541 at December 31, 1998 represents
     amounts  owed  to  the  Company's Chairman.   These  amounts
     consist principally of unpaid salary, are non-interest bearing and have no scheduled repayment terms. The Company is currently renegotiating the Chairman's employment contract (Note 9), as well as the amounts owed to him. Additionally, during 1998, the Company shared office facilities with its Chairman without charge.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995


5    Other assets

     Deposits

     On January 30, 1996, the Company issued 120,000 shares of its restricted common stock towards the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. In the fourth quarter of 1998, in conjunction with the development of its new business plan, management decided not to pursue the purchase of the film library. As a result, no additional shares of stock were issued and the $30,000 deposit was written off. The Company is currently negotiating a revision to the original contract with the owner of the film library. No final conclusion has been reached and no additional adjustments have been made in the consolidated financial statements.

6    Accounts payable and accrued expenses

     Accounts  payable  and  accrued  expenses  consist  of   the
     following at December 31, 1998:

                    Trade accounts payable       $     293,774
                    Liability for rescinded stock      22,260
                    Royalty payable                    20,000

                                                   $  336,034

7    Stockholders' deficit

     Common stock

     During the year ended December 31, 1997, the Company issued
     1,375,000 shares of its common stock as follows:

       - 1,250,000 shares were issued to the Company's Chairman (as partial payment under his employment contract, Note 9), which resulted in a charge to operations of approximately $55,000.

       - 125,000 shares were issued to a consultant for services provided.

     During  the year ended December 31, 1998, the Company issued
     6,975,200 shares of its common stock as follows:

       - 246,000 shares were issued to approximately 25 individuals for cash proceeds of $57,000.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995

7    Stockholders' deficit (continued)

     Common stock (continued)

     -      500,000 shares were issued to purchase 100% of Sunset
          Interactive Network, Inc.'s common stock (Note 3).

     - 50,000 shares were issued as partial repayment of an outstanding note payable.

     - 275,000 shares were issued toward the settlement of various lawsuits (Note 9).

     - 3,000,000 shares were issued to the Company's Chairman (as partial payment under his employment contract, Note 9) and 800,000 shares were issued to three officers/directors of the Company, which resulted in an aggregate charge to operations of $189,000.

     - 300,000 shares were issued to the Chairman's spouse for services performed which resulted in a charge to operations of $10,500.

     - 1,804,200 shares were issued to various consultants and professional service firms for services provided during 1998 (including 200,000 shares to Next Generation Networks Technology, Inc., 400,000 shares to Gerard Management Inc., 100,000 shares to Robert P. Maerz and 50,000 shares to Penn & Cobb Productions, Inc., see Note 10), which resulted in a charge to operations of $89,294.

     Stock options

     In 1998, the Company granted a total of 5,850,000 stock options, which remain outstanding at December 31, 1998. 50,000 of these options are exercisable immediately and 5,800,000 options vest in equal installments over three years commencing November 1999. No stock options were granted in 1997. The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                             Options outstanding
                                           Weighted-
                                            average
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

     The Company applies APB No. 25 and related interpretations in accounting for options issued to employees. Stock-based employee compensation cost, if recorded under SFAS 123, would have increased the Company's net loss by approximately $4,000 or $(.00) per share in 1998.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995


7    Stockholders' deficit (continued)

     Stock options (continued)

     The fair value of options granted during 1998 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility approximated 300%, (2) risk-free interest rate of $4.8%, and
     (3) expected lives of 10 years.

8    Benefit from income taxes

     The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets or liabilities at December 31, 1998 are summarized as follows:

          Net operating loss carryforward                    $  700,000
          Other items                                           160,000
          Valuation allowance on net deferred tax asset        (860,000)

            Deferred tax asset, net                          $        -

     The Company has provided for a full valuation allowance on the net deferred tax asset due to the uncertainty of its realization.

     There were no provisions for income taxes during the years ended December 31, 1998 and 1997 due to the Company's net losses since inception. The Company has federal net operating loss carryforwards of approximately $2,000,000, which are available to offset future taxable income, if any, expiring through 2018. These losses are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. The Company has not filed federal or state tax returns since its inception.

9    Commitments and contingencies

     Employment agreements

     The Company entered into a five-year employment agreement with Vincent M. Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr. Nerlino served as the Company's Chairman, President and Chief Executive Officer. Mr. Nerlino is currently serving only as Chairman. The employment agreement provides for annual base compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with an automobile allowance of $1,000 per month. At the conclusion of the employment agreement, Mr. Nerlino will receive a one-year consulting contract at the most recent year's annual base compensation. In lieu of cash payments for employment services, the Company issued 3,000,000 and 1,250,000 shares of its common stock valued at $120,000 and $55,000 to Mr. Nerlino during the years ended December 31, 1998 and 1997, respectively, as partial payment under the contract (Note 7). Mr. Nerlino`s employment agreement is currently being renegotiated.

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995

9    Commitments and contingencies (continued)

     Employment agreements (continued)

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

     Legal proceedings

     On  June  30,  1996, a default judgment was  entered  against
     Infinet, the Company's wholly-owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a proposed settlement agreement whereby the Company is obligated to pay $100,000 in cash and is also obligated to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997.

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

       AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1998 AND 1997
                  AND CUMULATIVE FROM MAY 1, 1995


10   Consulting agreements

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

     Under the terms of the agreement, the Company issued 200,000 shares of its common stock to NGN and has also granted 1,200,000 stock options with an exercise price of $.12 per share (Note 7). The Company is also obligated to pay $50,000 to NGN, upon completion of the Company's new strategic business plan. In addition, the Company is obligated to pay NGN certain additional compensation based on specified future performance.

     Gerard Management Inc.

     Effective January 5, 1998, the Company entered into a business and consulting services agreement with Gerard Management Inc. ("GMI"). Under the terms of the agreement, GMI will provide Internet strategy consulting as well as programming and basic maintenance of the Company's website in exchange for 400,000 shares of the Company's common stock (Note 7). The agreement shall terminate on January 4, 2000, unless terminated earlier in accordance with the agreement.

     Robert P. Maerz and Penn & Cobb Productions, Inc.,

     Effective February 28, 1998, the Company entered into business and consulting agreements with Robert P. Maerz and Penn & Cobb Productions, Inc. Under the terms of the agreements, the consultants will help create and implement the Company's business plan as well as market the Company throughout the media and entertainment industry. 100,000 and 50,000 shares were issued to Robert P. Maerz and Penn & Cobb Productions, Inc., respectively, in accordance with the consulting agreements (Note 7). The agreements terminate upon satisfactory completion of the services as set forth in the agreement.