Form 10QSB
period 1999-06-30
AMERICAN SPORTS HISTORY INC
filed 1999-08-12
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     ( X )     REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999


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

                Yes ( X )                  No (   )

     As of August 11, 1999, the issuer had 10,466,026 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:    Yes (   ) No ( X )

                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     June 30, 1999 and December 31, 1998                        1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended June 30, 1999
     and 1998 and cumulative from May 1, 1995                   2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the six months ended June 30, 1999 and 1998
     and cumulative from May 1, 1995                            3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     4 - 7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                       8 - 9


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                  10

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                   10

SIGNATURES                                                     11

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                              June 30,           December 31,
                                                1999                1998
                                             (Unaudited)
ASSETS

Current assets
  Cash                                       $    48,284          $     3,344
  Prepaid expenses                                22,440                    -

     Total current assets                         70,724                3,344

Other assets                                      10,434                2,667

                                             $    81,158          $     6,011


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued               $   359,168          $   336,034
    expenses
  Due to officers                                633,582              402,541
  Loans from stockholder                         120,441              117,056
  Notes payable and accrued interest             509,829               80,375
  Liability from settlement of lawsuit            95,000               95,000

     Total current liabilities                 1,718,020            1,031,006

Liability from settlement of lawsuit              50,000               50,000

     Total liabilities                         1,768,020            1,081,006

Commitments and contingencies

Stockholders' deficit
  Common stock, $.01 par value; 25,000,000
    shares authorized, issued and outstanding
    - 10,446,026 shares at June 30, 1999
    and 9,746,026 at December 31, 1998           104,660               97,460
  Additional paid-in capital                   1,906,438            1,593,638
  Accumulated deficit ($3,432,313
    accumulated during the
    development stage)                        (3,516,710)          (2,766,093)
  Unearned compensation                         (181,250)                   -

     Total stockholders' deficit              (1,686,862)          (1,074,995)

                                             $    81,158          $     6,011

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                           Three months ended      Six months ended     Cumulative
                                June 30,               June 30,         from May 1,

                            1999        1998       1999         1998       1995
Revenue
  Interest income        $       -   $       -   $       9    $      -   $       504

Expenses
  Product development      291,000           -     371,000           -       371,000
  General and
    administrative         238,757      64,973     379,626     137,717     2,802,461
  Lawsuit settlements            -           -           -           -       178,500
  Write-off of advances
    for terminated
    acquisition                  -           -           -           -        80,856

                           529,757      64,973     750,626     137,717     3,432,817

Net loss                 $(529,757)  $ (64,973)  $(750,617)  $(137,717)  $(3,432,313)

Basic and diluted
  net loss per share     $   (0.05)  $   (0.01)  $   (0.08)  $   (0.02)

Weighted average number
  of common shares
  outstanding            10,201,081   6,735,342   9,974,811   6,113,025


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                                    Cumulative
                                      Six months ended June 30      from May 1,
                                          1999         1998            1995

INCREASE (DECREASE) IN CASH

Cash flows from operating activities
  Net loss                             $(750,617)   $(137,717)     $(3,432,313)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities

     Write-off of prepaid royalty               -           -          137,500
     Depreciation and amortization            733           -            3,629
     Write-off of deposit                       -           -           30,000
     Impairment of goodwill                     -           -           14,437
     Common stock issued for partial
       settlement of lawsuit                    -           -            6,000
     Stock options issued to
      non-employees for services           36,000           -           48,333
     Common stock issued for services     102,750      34,750          932,052

    Changes in assets and liabilities
     Prepaid expenses                     (22,440)          -          (22,440)
     Prepaid taxes                              -           -            3,442
     Other assets                               -      (4,248)          (5,000)
     Liability from settlement of
       lawsuits                                 -           -          167,500
     Accounts payable and
       accrued expenses                    23,135       4,314          299,396
     Due to officers                      132,632      89,118          535,173
     Accrued interest                       4,454           -           18,602

    Net cash used in operating
      activities                         (473,353)    (13,783)      (1,263,689)

Cash flows from investing activities
 Purchase of equipment and trademarks      (8,500)          -           (8,500)

Cash flows from financing activities
  Advances from officers                  108,408           -          108,408
  Proceeds from issuance of notes         443,500           -          466,900
  Repayments of advances and notes        (28,500)          -          (28,500)
  Loans from stockholder                    3,385      17,000          120,441
  Issuance of common stock                      -       8,780          630,964
  Liability from sale of common
    stock rescinded                             -           -           22,260

   Net cash provided by
    financing activities                  526,793      25,780        1,320,473

Net increase in cash                       44,940      16,997           48,284

Cash, beginning of period                   3,344           7                -

Cash, end of period                     $  48,284    $ 17,004      $    48,284

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

        THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

     The Company incurred a net loss of $750,617 for the six months ended June 30, 1999, resulting in an accumulated deficit of $3,516,710. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required over the next 12 months to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $614,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first seven months of 1999. Significant additional cash will be required.

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

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 1999 and 1998 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the six months ended June 30,

     1999, are not necessarily indicative of results that may be expected for the full year.

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

3    Transactions with related parties

     Loans from stockholder

     From time to time, one of the Company's stockholders (the stockholder is also the Chairman's spouse) has advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. Such advances have no scheduled repayment terms and no stated interest rate. Loans from stockholder amounted to $120,441 at June 30, 1999. Periodically the Company has also engaged such stockholder to provide services to the Company and in return, the Company issued common stock in payment for such services.

     Notes payable and accrued interest

     Notes payable of $509,829 at June 30, 1999, represent loans made to the Company by various parties, including stockholders, and amounts owed to professional service firms for services rendered. These notes are due on demand and some bear interest at 10% per annum. The Company received proceeds of $193,500 and $443,500 from the issuance of non-interest bearing demand promissory notes during the three and six months ended June 30, 1999, respectively, and an additional $38,000 through July 1999.

     Due to officers

     Due  to  officers  of $633,582 at June 30, 1999,  represents amounts  owed  to  the  Company's  Chairman  ($511,193)  and various officers of the Company ($122,389) that are non-interest bearing and have no scheduled repayment terms. The amounts owed to the Chairman consist principally of unpaid salary. The amounts owed to other officers consist of working capital advances. The Company is currently renegotiating the Chairman's employment contract as well as the amounts owed to him. Additionally, during 1998, the Company shared office facilities with the Chairman without charge.

4    Commitments and contingencies

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

     The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The common stock was to be issued within 30 days of the effective date of the agreement. Since the first cash installment was paid in November 1998 and the common stock was issued in June 1999, the Company became in default of the agreement. Should any legal action be initiated against the Company due to its late payment default, the Company will vigorously defend itself. As a result of the default, the Company recorded the balance due as a current liability.

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

     Results of operations

     During the quarter ended June 30, 1999 and June 30, 1998, general and administrative expenses were $238,757 and $64,973, respectively. Cumulative from May 1, 1995, the Company has incurred $2,802,461 of general and administrative expense. The Company currently has six employees. In the business plan, it is contemplated that additional employees will be added as funding permits.

     Product development expenses were incurred during the quarter ended June 30, 1999 totaling $291,000. With the new business strategy which calls for the use of technology, the Company has spent approximately $400,000 on research and development activity. The Company will seek to secure patent and copyright protection for any intellectual property developed.

     During the quarters ended June 30, 1999 and 1998, the Company had net losses of $529,757 and $64,973, respectively. During the six months ended June 30, 1999 and 1998, the Company incurred net losses of $750,617 and $137,717, respectively.

     As of June 30, 1999 and 1998, the Company was a development stage company that had not yet generated any revenue from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenue, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

     Liquidity and capital resources

     The Company incurred a net loss of $750,617 for the six months ended June 30, 1999, resulting in an accumulated deficit of $3,516,710. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required over the next 12 months to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $614,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first seven months of 1999. Significant additional cash will be required.

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

     Management of the Company intends to sustain operations during the year ending December 31, 1999, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the quarter ended June 30, 1999, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as the Company has adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See   Note   4   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended June 30 1999 (Exhibit Ref. No. 27).

        (b)Reports on Form 8-K: Current report on Form 8-K, dated June 14, 1999 was filed on June 18, 1999 to report a change of accountants.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPORTS HISTORY INCORPORATED


Date:  August 11, 1999             By: /s/ HERBERT J. HEFKE

                                        Herbert J. Hefke
                                        President and Chief Executive Officer


       August 11, 1999             By: /s/ JEFFREY HWANG

                                        Jeffrey Hwang
                                        Chief Financial Officer