Form 10QSB
period 1999-09-30
AMERICAN SPORTS HISTORY INC
filed 1999-11-15
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number: 33-55254-46

AMERICAN SPORTS HISTORY INCORPORATED

(Exact name of small business issuer as specified in its charter)
Nevada	87-0485307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ( X ) No ( )

As of November 8, 1999, the issuer had 10,466,026 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format: Yes ( ) No ( X )

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 1999 and December 31, 1998 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 1999 and 1998 and cumulative from May 1, 1995 2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 1999 and 1998

and cumulative from May 1, 1995 3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS 4 - 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 8 - 9

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS 10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K 10

SIGNATURES 11

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
	September 30,	December 31,
	1999	1998
	(Unaudited)
ASSETS

Current assets
Cash	$ 14,319	$ 3,344
Prepaid expenses	10,000	-

Total current assets	24,319	3,344

Other assets	9,984	2,667

	$ 34,303	$ 6,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 367,780	$ 336,034
Due to officers	745,582	402,541
Loans from stockholder	120,441	117,056
Notes payable and accrued interest	597,754	80,375
Liability from settlement of lawsuit	120,000	95,000

Total current liabilities	1,951,557	1,031,006

Liability from settlement of lawsuit	25,000	50,000

Total liabilities	1,976,557	1,081,006

Commitments and contingencies

Stockholders' deficit
Common stock, $.01 par value; 25,000,000 shares authorized, issued and outstanding - 10,466,026 shares at September 30, 1999 and 9,746,026 at December 31, 1998	104,660	97,460
Additional paid-in capital	1,924,438	1,593,638
Accumulated deficit ($3,789,454 accumulated during the development stage)	(3,873,852)	(2,766,093)
Unearned compensation	(97,500)	-

Total stockholders' deficit	(1,942,254)	(1,074,995)

	$ 34,303	$ 6,011

See notes to condensed consolidated financial statements.

AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Cumulative
	September 30,		September 30,		from May 1,
	1999	1998	1999	1998	1995

Revenue
Interest income	$ -	$ 24	$ 9	$ 25	$ 504

Expenses
Product development	88,738	-	459,738	-	459,738
General and administrative	268,403	204,310	648,030	342,028	3,070,864
Lawsuit settlements	-	56,000	-	56,000	178,500
Write-off of advances for terminated acquisition	-	-	-	-	80,856

	357,141	260,310	1,107,768	398,028	3,789,958

Net loss	$ (357,141)	$ (260,286)	$(1,107,759)	$ (398,003)	$(3,789,454)

Basic and diluted net loss per share	$ (0.03)	$ (0.03)	$ (0.11)	$ (0.06)

Weighted average number of common shares outstanding	10,466,026	8,807,062	10,140,348	6,975,708

See notes to condensed consolidated financial statements.

AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from May 1,
	Nine months ended September 30,
	1999	1998	1995
INCREASE (DECREASE) IN CASH

Cash flows from operating activities
Net loss	$ (1,107,759)	$ (398,003)	$ (3,789,454)
Adjustments to reconcile net loss to net cash used in operating activities
Write-off of prepaid royalty	-	-	137,500
Depreciation and amortization	1,183	-	4,078
Write-off of deposit	-	-	30,000
Impairment of goodwill	-	-	14,437
Common stock issued for partial settlement of lawsuit	-	-	6,000
Stock options issued to non-employees for services	54,000	-	66,333
Common stock issued for services	186,500	216,794	1,015,802

Changes in assets and liabilities
Prepaid expenses	(10,000)	-	(10,000)
Prepaid taxes	-	-	3,442
Other assets	-	(3,560)	(5,000)
Liability from settlement of lawsuits	-	56,000	167,500
Accounts payable and accrued expenses	31,746	35,580	308,007
Due to officers	202,831	20,242	605,372
Accrued interest	6,681	10,967	20,829

Net cash used in operating activities	(634,818)	(61,980)	(1,425,154)

Cash flows from investing activities
Purchase of equipment and trademarks	(8,500)	-	(8,500)

Cash flows from financing activities
Advances from officers	165,908	-	165,908
Proceeds from issuance of notes	558,500	-	581,900
Repayments of advances and notes	(73,500)	-	(73,500)
Loans from stockholder	3,385	9,180	120,441
Issuance of common stock	-	57,000	630,964
Liability from sale of common stock rescinded	-	-	22,260

Net cash provided by financing activities	654,293	66,180	1,447,973

Net increase in cash	10,975	4,200	14,319

Cash, beginning of period	3,344	7	-

Cash, end of period	$ 14,319	$ 4,207	$ 14,319

See notes to condensed consolidated financial statements.

AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  Basis of presentation and management's plan

  The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. The historical financial statements prior to August 21, 1995 are those of Infinet. Although the Company has incurred a significant amount of start-up costs, since the Company has not generated any revenue from operations, it is still considered to be in the development stage.

  The Company incurred a net loss of $1,107,759 for the nine months ended September 30, 1999, resulting in an accumulated deficit of $3,873,852. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be require nd fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $650,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first ten months of 1999. Significant additional cash will be required.

  There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to ate profits and cash flows from operations.

  These matters raise substantial doubt about the Companys ability to continue as a going concern. However, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be nec

  Significant accounting policies

Interim financial information

The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1999 and 1998 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the abo atements for the above months ended September 30, 1999, are not necessarily indicative of results that may be expected for the

2 Significant accounting policies (continued)

Interim financial information (continued)

full year.

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

3. Transactions with related parties

Loans from stockholder

From time to time, one of the Company's stockholders (the stockholder is also the Chairman's spouse) has advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. Such advances have no scheduled repayment terms and no stated interest rate. Loans from stockholder amounted to $120,441 at September 30, 1999. Periodically the Company has also engaged such stockholder to provide services to the Company and in return, the Company issued comm

4. Notes payable and accrued interest

Notes payable of $597,754 at September 30, 1999, represent loans made to the Company by various parties, including stockholders, and amounts owed to professional service firms for services rendered. These notes are due on demand and some bear interest at 10% per annum. The Company received proceeds of $70,000 and $495,000 from the issuance of non-interest bearing demand promissory notes during the three and nine month

Due to officers

Due to officers of $745,582 at September 30, 1999, represents amounts owed to the Company's Chairman ($566,793) and various officers of the Company ($178,789) that are non-interest bearing and have no scheduled repayment terms. The amounts owed to the Chairman consist principally of unpaid salary. The amounts owed to other officers consist of working capital advances and unpaid salaries. The Company is current loyment contract as well as the amounts owed to him. Additionally, during 1998, the Company shared office facilities with the Chairman without charge.

5. Commitments and contingencies

Employment agreements

The Company entered into a five-year employment agreement with Vincent M. Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr. Nerlino served as the Company's Chairman, President and Chief Executive Officer. Mr. Nerlino is currently serving only as Chairman. The employment agreement provides for annual base compensation of $200,000 and an annual bonus based on pretax operating profits. The Company is obligated to provide Mr. Nerlino with a

5 Commitments and contingencies (continued)

Employment agreements (continued)

. Mr. Nerlino's employment agreement is currently being renegotiated.

5 Commitments and contingencies (continued)

Employment agreements (continued)

In the second quarter of 1999, the Company entered into three-year employment agreements with five additional members of senior management. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial difficulties, in the initial contract year the five employees have agreed to accept a total of 520,000 shares of common sto 00 of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause. As an incentive to enter into an agreement, in the second quarter of 1999, one of the officers received 200,000 shares of common stock and 750,000 stock options, with an exercise price of $1.00, that vest in equal installments over three years commencing >

Legal proceedings

On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly-owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing, Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a proposed settlement agreement whereby the Company is obligated to pay $100,000 in cash and is also obligated to issue 225,000 s common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997. The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The common stock was to be issued within 30 days of the effective date of the agreement. Since the first cash installment was paid in November 1998 and the common stock was issued in June 1999, the Company became in default of the agreement. Should any legal action be initiated ompany due to its late payment default, the Company will vigorously defend itself. As a result of the default, the Company recorded the balance due as a current liability.

On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. The Company is obligated to pay $50,000, without interest, in installments of $25,000 18 and 36 months from the effective date of the agreement, and has issued 50,000 share on stock to the stockholder. As a result, the Company recorded a charge to operations of $56,000 in 1998.

The Company is delinquent in paying many of its outstanding debts and has been notified by several creditors that they have already initiated or may pursue legal remedies. The Company believes that all amounts are appropriately accrued in its financial statements. Since the Company does not currently have the financial resources to satisfy these debts, it intends to negotiate settlements with its creditors in the near term. It is not possible to predict the ultimate outcome of these ma

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify ents as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherent The Company's actual results may differ significantly from management's expectations.

Overview

Although the Company has incurred significant start-up costs, since the Company has not yet generated any revenue from operations, the Company is still considered to be in the development stages.

Results of operations

During the quarter ended September 30, 1999 and 1998, general and administrative expenses were $268,403 and $204,310, respectively. Cumulative from May 1, 1995, the Company has incurred $3,070,864 of general and administrative expense. The Company currently has six employees. In the business plan, it is contemplated that additional employees will be added as funding permits.

Product development expenses were incurred during the quarter ended September 30, 1999 totaling $88,738. With the new business strategy which calls for the use of technology, the Company has spent approximately $460,000 on research and development activity. The Company will seek to secure patent and copyright protection for any intellectual property developed.

During the quarters ended September 30, 1999 and 1998, the Company had net losses of $357,141 and $260,286, respectively. During the nine months ended September 30, 1999 and 1998, the Company incurred net losses of $1,107,759 and $398,003, respectively.

As of September 30, 1999 and 1998, the Company was a development stage company that had not yet generated any revenue from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenue, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from l and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

Liquidity and capital resources

The Company incurred a net loss of $1,107,759 for the nine months ended September 30, 1999, resulting in an accumulated deficit of $3,873,852. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash

Liquidity and capital resources (continued)

will be required over the next 12 months to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $650,000 in non-interest bearing demand promissory notes to various parties, including officers of the Company, in the first ten months of 1999. Significant additional cash will be required.

There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to usiness to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management of the Company intends to sustain operations during the year ending December 31, 1999, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the quarter ended September 30, 1999, the Company did not pay any compensation to officers in cash, and the Company intends to continue to defer the cash payment of compensation to officers until such time as as adequate working capital and/or cash flow. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

Year 2000 implication

The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other normal bus i es. The Company maintains internal equipment and contracts with third-party vendors for the provision of certain information technology and other services.

The Company is currently reviewing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computer equipment and the computer systems and equipment of the third-party vendors on which the Company's business relies. There is no current estimate of the potential cost to resolve Year 2000 issues that may arise. There can be no assurance that the Company will be able to address, in a timely fashion, all potential Year 2000 problems, o stems of the third-party vendors upon which the Company's business relies (and the maintenance and operation of which are not within the control of the Company) will be Year 2000 compliant or will become Year 2000 compliant in a timely manner. Any Year 2000 problems could impact the provision of products or services to the Company's customers and could subject the Company to the risk of litigation, lost revenue and loss of future customers.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to Condensed Consolidated Financial Statements "Commitments and Contingencies."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended September 30 1999 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPORTS HISTORY INCORPORATED

Date: November 11, 1999 By: /s/ HERBERT J. HEFKE

Herbert J. Hefke

President and Chief Executive Officer

November 11, 1999 By: /s/ JEFFREY HWANG

Jeffrey Hwang

Chief Financial Officer