Form 10KSB
period 1999-12-31
AMERICAN SPORTS HISTORY INC
filed 2000-03-30
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  ( x )  ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the year ended December 31, 1999

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

         Issuer's telephone number, including area code: (631) 206-2674

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No( )

     Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x)

     The issuer had no revenues from continuing operations for its most recent fiscal year ended December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on March 23, 2000 was $7,357,050.
As of March 23, 2000, the issuer had 9,466,026 shares of its common stock issued and outstanding.

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

     For two years prior to April 1999, the Company had attempted to publish magazines that featured sports with a nostalgia spirit. These efforts were not successful. No revenues were realized from operations and expenses were incurred during these efforts.

    In April 1999, a new management team was recruited to develop a new business strategy. As a result, the Company is now focused on providing sports instruction and education content to sports fans. The Company is looking into the advantages of using various technologies related to the Internet to deliver content to its customers.

      The Company now intends to focus its efforts on developing its sports-related instruction and education business around America's five major professional sports: baseball, basketball, football, hockey and soccer (the "Business"). With respect to these areas, the Company intends to make investments in (i) its Internet web-site, SportsInfo.com, (ii) sports camps and (iii) its digital card that resembles a traditional paper trading card (the "SportsVZN Card").

SportsInfo.com

      The Company intends to build the Business around its Internet web-site. Ideally, the web-site will allow sports fans to gain access to both instructional and educational content. The Company believes that such a web-site will be well received by the public as current sports-related web-sites generally focus on teams, scores and news rather than on education or instruction. Furthermore, those web-sites that do include instruction typically only address a single sport whereas the Company intends to offer sports fans access to instructional and educational content across multiple sports via its web-site. The Company plans to include, on its web-site, features such as narratives written by and about players, off-line and on-line instructional material and on-line chats with players, coaches, and other sports personalities. By taking advantage of emerging technology, the Company plans to use its web-site to make each sports fan's experience interactive. Each sports fan will be able to select the sport in which he or she is interested, assess his or her skill level and receive appropriate instructional content. Initially, the skill level is expected to be determined through the use of a questionnaire. The Company expects to create a feature whereby its customers would be able to use the web-site to send a video of themselves playing such sport to the Company so that a professional may assess the customer's skill level. The Company also expects to create a feature whereby it can deliver its instructional content to its customers in a video format. It is expected that the first generation of this feature would allow the customer to download the video instruction and play the video. The customer would also be able to play the video in slow motion as well as forward and rewind the video. Ultimately, the Company plans to develop or otherwise obtain the ability to create an on-line instructional service.

      The Company is also considering the development of an e-commerce web-site where sports fans would be able to purchase instructional material, audio and video content, sports merchandise and authenticated sports memorabilia. The Company intends to offer to its customers the opportunity to purchase instructional content in the form of books, tapes, DVDs, and pay-per-view audio/video material. There is a plan to sell to sports fans sports memorabilia. Lastly, the Company plans to identify quality instructional sports camps operators around the country so that it can include a referral feature on its web-site whereby the Company can provide its customers with a referral to a local sports camp with which it is familiar.

      In connection with its web-site, the Company has been working with Media Vault, Inc. and Square Moon, Inc. Media Vault, Inc. is assisting the Company in its initial preparation for the web-site. Square Moon, Inc. is working with the Company to develop its content delivery system.

      The initial launch of the Company's web-site is planned during the year 2000.

Sports Camps

      The Company intends to operate baseball, softball, and soccer camps, in the NY metro area and in Florida. Robert C. Dromerhauser, Vice President of Marketing, has experience in operating both baseball and softball camps and will lead the Company in its efforts to acquire existing sports camps and/or build new sports camps. The sports camps likely will be taught by experienced coaches, some of whom may be former professional athletes. The sports camps will target boys and girls between five (5) and fifteen (15) years of age. The sports camps likely will be seasonal and operate in a series of one week sessions. The Company also intends to offer off-line year-round training and is currently discussing the use of certain indoor facilities.

     The instructional camps are integral to the Company, as they will help the Company to fulfill the instructional part of its mission. Participants in the sports camps will be provided with information regarding the Company's other products and may become part of the Company's regular customer base.

SportsVZN Card

     The Company has developed a prototype of a digital card that resembles a traditional paper trading card (the "SportsVZN Card") for demonstration purposes. The Company plans to develop a production version as soon as it finalizes any changes to the prototype.

      The production version of the card likely is expected to be a card shaped CD that has a picture of a professional athlete on its surface. When the card is placed in a CD reading device, it would display a full screen view of the athlete. The customer then would be able to view (i) all of such athlete's career statistics and (ii) select video clips of the player and his team. The Company plans to include a feature which would allow its customers to use the SportsVZN Card to link to the Company's web-site and obtain updated information with respect to players, participate in on-line sessions and purchase products. Lastly, the card would provide the Company's customers with a short instructional segment.

      While the Company does not anticipate a complete migration from the traditional paper trading cards to the new electronic trading cards, the Company believes that a market for the SportsVZN Card will develop. The Company believes that the public will be attracted to these cards because, unlike a traditional paper card, the SportsVZN Card, if successfully developed, would be interactive in nature and would allow customers to access a variety of information.

     Prior to 1999, a minimal amount was spent on research and development activity, and no patents were applied for and copyrights were not sought. In 1999, with the new business strategy that calls for the use of technology, the Company has spent approximately $467,000 on research and development activity.

The Company expects to secure patent or copyright protection for any intellectual property developed.

     The Company may seek to acquire the rights to licensed property from major sports leagues either on its own or in partnership with other companies. The acquisition of licenses with professional sports leagues is a major undertaking requiring both capital and execution capability. There can be no assurance that the Company will be able to acquire rights to licensed property either on its own or in partnership with other companies.

Marketing and Distribution:

      Since April 1999, the Company has been developing its marketing strategies, which includes working closely with potential strategic business partners, including other sports related web-sites and sports marketing organizations, and capitalizing on the relationships that have been established by the management team over the course of their careers. To reach its potential customers, management expects to utilize promotional advertising both independently and in cooperation with sports publications, radio and television media, sports events, consumer products, specialty retail distributors, sports-related web-sites and other organizations and associations which have established membership bases. The Company has engaged in preliminary discussions to promote its web-site with local radio stations, sponsors of professional sports teams, and sports merchandisers.

      The  Company expects to advertise its web-site as  well  as
seek  other  means to attract sports fans to our  web-site.   For
instance, the SportsVZN card enables its users to link directly to the Company's web-site.

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

     The Company expects to compete by providing the fan with an experience that is different from that otherwise available through the application of current and emerging technology.
There will be a focus on bringing the fan closer to the player through direct and indirect means. We believe that judicious use of technology will always provide the fan with a higher value experience.

      The market for the sports-related information and related products is intensely competitive, and the Company expects competition to increase. With regard to the Company's potential sports-related e-commerce business, there are a number of web-sites designed to sell and market such items. Some of these web-sites are direct sellers of such sports-related memorabilia. Currently, the Company believes that the Company's principal competitors are web-sites sponsored by the major television networks (ABC, CBS, CNN, FOX, NBC), specialty sports networks (ESPN, The Golf Channel, SpeedVision) and professional sports leagues (MLB, MLS, NASCAR, (W)NBA, NFL, NHL, (L)PGA). Additionally, the cost of developing a similar web-site is low. Accordingly, the Company expects that additional web-sites that are competitive with the Company's business will develop. In the future, the Company could also face competition from traditional media companies, such as newspaper, television and radio companies, many of which currently operate web-sites. There can be no assurance that the Company will be able to compete effectively against these existing or potential competitors.

      The Company believes that its model is unique in that it will address the clear need for sports instructional content across select sports and deliver it to its customers using emerging technology. The Company believes its delivery system will allow it to compete with established providers of sports-related information. The Company seeks to provide features that such other competitors do not now have. However, the e-commerce market is changing rapidly and there can be no assurance that we will be able to remain competitive.

Sports Camps

      The competition for instructional sports camps is different as the competition is largely fragmented, as there are no national franchises of sports camps. Typically, in any given area there are multiple providers of instructional sports camps. Upon commencement of operations, the Company's challenge will be to enter into markets, some of which may contain entrenched local competitors. The Company plans to gain market share in such areas by retaining and promoting the experience of members of management of other sports camps. Additionally, the Company may seek to retain the services of local talent through an alliance or otherwise.

SportsVZN Card

      Presently, the potential competitors for the SportsVZN Card are the paper sports card companies; e.g., UpperDeck, Topps, etc. However, the Company believes that such competitors are not likely to fully pursue the manufacture of digital sports cards because of the investments that they made in their paper-based business.

      The Company expects to compete by providing the fan with an experience that is different from that otherwise available, through the application of current and emerging technology. We expect that there will be a focus on bringing the fan closer to the player through direct and indirect means. For example, digital sports cards introduced by the established paper card companies have been passive in design. In the Internet age where choice and ability to interact are at a premium, the Company believes sports fans want more than what has been offered to them. The SportsVZN Card may include features such as active links to Internet web-sites to make it more similar to the sports fan's Internet experience. Accordingly, the content will no longer be static; it will be dynamic, as customers will be able to update their content by downloading additional information from the Internet. With this product, the Company believes that it can provide sports fans with a higher value experience.

Employees:

     During 1999, the Company had six employees. The Company periodically retains outside consultants to perform certain corporate administrative tasks. In the business plan, it is contemplated that additional employees will be added as funding permits.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company does not own, and does not anticipate acquiring, any real estate, principal plants and/or other property.
Beginning in April 1999, the Company operated its corporate offices from office facilities in Bay Shore, New York at a monthly rent of $1,250.

ITEM 3.  LEGAL PROCEEDINGS

     On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly owned subsidiary, and certain of the Company's principal stockholders by Craig Pearson, a former shareholder of Fans Publishing, Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a proposed settlement agreement that required the Company to pay $100,000 in cash and to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997.

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

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders, Robert T. Wheeler.
The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the Mr. Wheeler. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to Mr. Wheeler in 1998. The Company is also required to pay $25,000 in May 2000 and $25,000 in November 2001.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted one matter to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1999. It was to increase the authorized shares from 25,000,000 to 75,000,000. This was approved by a majority of the shareholders. However, as no filings in the State of Nevada has been made, the increase has not taken effect.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a).   Market Information

     The Company's common stock is traded in the over-the-counter market. Quotations for the common stock appear on the OTC Bulletin Board under the symbol "AMSH". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. The information set forth below for the years ended December 31, 1998 and 1999 and year to date 2000 was provided by Bloomberg.com.

     Year Ended December 31, 1998:

       Quarter     High      Low
         1        $1.1250 $0.0312
         2         0.7500  0.0625
         3         0.9375  0.1250
         4         0.9375  0.5058

     Year Ended December 31, 1999:

       Quarter      High      Low
         1        $1.0312  $0.5000
         2        $0.8125  $0.4375
         3        $1.0100  $0.3000
         4        $0.8125  $0.3125

     Year to Date March 23, 2000:

                   High       Low
                 $1.8750   $0.6500

(b) Holders:

     There were approximately 484 shareholders of record on March
23, 2000 of the Company's common stock with a par value of $0.001.

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

Statement of Operations -

Years Ended December 31, 1999 and 1998:

     During the year ended December 31, 1999, general and administrative expenses and product development expenses were $738,677 and $466,708, respectively. During the year ended December 31, 1998, general and administrative expenses and lawsuit settlement costs were $553,266 and $56,000, respectively. Prior to 1999, a minimal amount was spent on research and development activity. In 1999, with the new business strategy that calls for the use of technology, the Company has spent approximately $467,000 on research and development activity.

     During the years ended December 31, 1999 and 1998, the Company had net losses of $1,205,376 and $609,239, respectively.

     As of December 31, 1999 and 1998, the Company was a development stage company that had not yet generated any revenues from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenues, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

Financial Condition - December 31, 1999:

     The Company incurred a net loss of $1,205,376 for the year ended December 31, 1999, resulting in an accumulated deficit of $3,971,469. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 2000 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In addition to the notes issued by the Company in 1999, approximately $537,000 of promissory notes were issued in the first quarter of 2000. Significant additional cash will be required.

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

     During the year ended December 31, 1999, the Company issued 720,000 common shares for services rendered by its employees and outside consultants, which were valued at $360,000. During the year ended December 31, 1998, the Company issued 6,975,200 common shares for cash proceeds, for the acquisition of SIN, in settlement of lawsuits and notes payable, and for services rendered by its employees and outside consultants, which were valued at $390,794.

     The Company currently has six employees. In the business plan, it is contemplated that additional employees will be added as funding permits. Management of the Company intends to sustain operations during the year ending December 31, 2000, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the year ended December 31, 1999, the Company did not pay any compensation to officers in cash. Common stock was issued to officers for a portion of accrued compensation with the remainder carried as an accounts payable.

     The Company is currently preparing a private offering memorandum where holders of the Company's notes payable will be allowed to exchange their notes for Company common stock at a fixed exchange rate. At December 31, 1999, the Company has notes payable to investors and officers aggregating approximately $790,000. Additionally, $537,500 of promissory notes were issued during the period from January 1, 2000 through March 22, 2000.
It is expected that substantially all of these note holders will be offered the opportunity to participate in the exchange. While the Company anticipates completing the offering memorandum in the first half of 2000, there can be no assurances that the Company's offering will be successful.

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


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     The following table and text sets forth the name and ages of all directors and executive officers of the Company and their positions and offices with the Company as of March 23, 2000. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities law is also provided.


Name                  Age   Positions                  Director Since
Vincent M. Nerlino    64    Chairman                   May 1995

Herbert J. Hefke      53    President & Chief          April 1999
                            Executive Officer, and
                            Director

Kenneth O. Roko       49    Secretary & Chief          April 1999
                            Operating Officer, and
                            Director

Arthur J.             37    Director                   April 1999
Dromerhauser

Robert C.             36   VP-Marketing, and           April 1999
Dromerhauser               Director

Jeffrey Hwang         45   Chief Financial              n.a.
                           Officer

     Arthur J. Dromerhauser and Robert C. Dromerhauser are brothers. There are no other family relationships among directors and executive officers.

Biographies of Directors and/or officers:

     Vincent M. Nerlino - Mr. Nerlino has been a Director since
May 1995. He became Chairman in April 1999 when additional officers were hired. Previously, he was President, Chief
Executive Officer, and Secretary.

      Herbert J. Hefke, President and Chief Executive Officer, joined the Company in April 1999. Mr. Hefke retired as a Managing Director of Morgan Guaranty Trust Company and head of Global Human Resources for J.P. Morgan & Co. Inc. after thirty years of service. He is currently on the Board of Directors for J.P. Morgan Services Inc. in Wilmington, Delaware and the Long Island Aquarium in Bay Shore, New York. Mr. Hefke will be overseeing the general operations, assuming responsibility for management along with the development of new customers, advertising and investor relations.

     Kenneth O. Roko, Secretary and Chief Operating Officer, joined the Company in April 1999. Mr. Roko brings a background of strategic planning, technological development, analysis, implementation and vast Internet experience from his work at US Agency for International Development, where he was employed for the last ten years. Mr. Roko is President & CEO and Director of NGN Technology, Inc., a technology consulting company which provided services to the Company. He will oversee AMSH's strategic business planning and coordinate technology resources and relationships for the Company's products and services.

     Arthur J. Dromerhauser, Investor Relations, has been a consultant with the Company since July 1998. He is President of Dromerhauser Consultants, Inc., a management consulting firm. Mr. Dromerhauser has been a private investor for several years. He is responsible for all investor matters, is involved in capital raising activities, and is involved in setting the Company's business strategy.

     Robert C. Dromerhauser, Vice President of Marketing, joined the Company on April 1999. Mr. Dromerhauser brings the seasoned relationships and the valued insights of a former professional baseball player with the New York Mets and Baltimore Orioles. He is the co-owner with Mr. Bud Harrelson of the Buddy Harrelson Baseball & Softball Academy. Mr. Dromerhauser is responsible for securing advertisers, creating relationships with professional and amateur sports associations (active and retired), and assisting in the securing of access to licensed media for incorporation in the Company's content portfolio.

     Jeffrey Hwang, Chief Financial Officer, joined the Company on June 1999. Mr. Hwang was a Vice President in Capital Markets & Syndicate at J.P. Morgan & Co. where he raised capital for high technology and other corporate clients. He joined J.P. Morgan & Co. in 1980. Prior to receiving his M.B.A. degree from Harvard Business School, Mr. Hwang was an auditor with Price Waterhouse & Co. He is responsible for all financial matters other than Investor Relations.

Compliance with Section 16(a) of the Exchange Act:

     The Company does not have any securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and accordingly, the Company's officers, directors and affiliates are not required to file any Forms 3, 4 and/or 5.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table:

    Annual Compensation        Long-Term Compensation
     (a)            (b)      (c)         (d)            (e)           (f)
                                      Restricted                   All Other
  Name and                 Salary   Stock Award(s)  Options/SAR   Compensation
Principal Position  Year    ($)           (#)           ($)             ($)

Vincent M. Nerlino  1999   22,500(1)
Chairman            1998  200,000(1)                1,200,000       12,000(1)
                    1997  200,000(1)                                12,000(1)

Herbert J. Hefke    1999   63,750(2)
President & CEO     1998               48,000 (2)   1,000,000


(1) As per employment agreement. Amounts accrued for but only partially paid in the form of 1,250,000 and 3,000,000 shares of common stock issued to Mr. Nerlino in 1997 and 1998, respectively. The shares were valued at $55,000 and $120,000, respectively. In December 1999, Mr. Nerlino entered into a new employment agreement. Amounts owed to Mr. Nerlino were reduced and converted into a three year note payable. In addition, Mr. Nerlino returned 1,000,000 shares of common stock to the Company.

(2) As per employment agreement. Salary was paid in the form of common shares. In 1998, Mr. Hefke was awarded 400,000 common shares and 1,000,000 stock options. The stock options vest over three years and have a exercise price of $1.00.

Option Grants:

     Stock options were granted to the following Directors and officers during 1999.


                       Percent of
                         Total       Number of
                        Options     Securities
                       Granted to   Underlying   Exercise
                       Directors     Options    Price Per   Expiration
Name                 and Officers    Granted*     Share       Date

Jeffrey Hwang          100.0%       750,000      $1.00       6/15/09


* Stock options granted to Directors and officers vest over a three-year period.

Year-end Option Values:

     The following table sets forth certain information concerning the number and value of options held by each officer and director on December 31, 1999. No stock options were exercised during 1999.

                      Number of Securities         Value of Unexercised
                     Underlying Unexercised        In-the-Money Options
                    Options at Fiscal Year End     at Fiscal Year End (3)
Name               Unexercisable   Exercisable  Unexercisable  Exercisable

Vincent M. Nerlino   800,000        400,000          $0            $0

Herbert J. Hefke     666,667        333,333          $0            $0

Kenneth O. Roko(1)   800,000        400,000       $553,600     $276,800

Arthur J.          1,600,000        800,000          $0            $0
Dromerhauser (2)

Robert C.          1,600,000        800,000          $0            $0
Dromerhauser (2)

Jeffrey Hwang        750,000            0            $0            n.a.



(1) Stock options granted to NGN Technology, Inc. for which Kenneth O. Roko is deemed to have control as its President &
Chief Executive Officer.

(2) Stock options granted to Dromerhauser Consultants, Inc. for which Arthur J. Dromerhauser and Robert C. Dromerhauser are each deemed to have control.

(3) Represents the difference between the current market price of the common stock at fiscal year end ($0.812 per share) and the option exercise price.

Employment Agreements:

     The Company entered into a five-year employment agreement with Vincent M. Nerlino beginning on January 1, 1996 and terminating on December 31, 2000, pursuant to which Mr. Nerlino served as the Company's Chairman, President and Chief Executive Officer. Mr. Nerlino is currently serving only as Chairman. In lieu of cash payments for employment services, the Company issued 3,000,000 and 1,250,000 shares of its common stock valued at $120,000 and $55,000 to Mr. Nerlino during the years ended December 31, 1998 and 1997, respectively, as partial payment under the contract. In December 1999, Mr. Nerlino entered into a
new three-year employment agreement.   Amounts previously owed to
him under the previous employment contract were settled for a $185,435 three-year note payable. In addition, one million shares previously issued to him were returned to the Company.

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

Board of Directors:

     Directors of the Company are reimbursed for travel expenses incurred in attending Board meetings. During the fiscal year ended December 31, 1999, there were no meetings of the Board of Directors, with all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 23, 2000. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                             Amount and Nature of             Percent
Name and Address of          Beneficial Ownership               of
Beneficial Owner          Stock         Stock Options*         Class

Management:
Vincent M. Nerlino      3,501,750(1)        400,000              39.5%
21 Maple Avenue
Bay Shore, NY  11706

Herbert J. Hefke          580,000           333,333              9.3%
21 Maple Avenue
Bay Shore, NY  11706

Kenneth O. Roko           260,000(2)        400,000              6.7%
21 Maple Avenue
Bay Shore, NY  11706

Arthur J.                 348,750(3)        800,000             11.2%
Dromerhauser
21 Maple Avenue
Bay Shore, NY  11706

Robert C.                 228,750(3)        800,000             10.0%
Dromerhauser
21 Maple Avenue
Bay Shore, NY  11706

Jeffrey Hwang             240,000                              2.5%
21 Maple Avenue
Bay Shore, NY  11706

All Directors and       5,159,250         1,933,333           62.2%
Officers as a Group
(6 persons)

Others:
GHQ Ltd                   500,000                              5.3%
Belize City, Belize


* Stock options exercisable at March 23, 2000.
(1) Includes 675,000 shares of common stock owned by Jeane Hays Nerlino, the wife of Vincent M. Nerlino, and 811,000 shares of common stock owned by Vincent M. Nerlino as custodian for Michael Nerlino, who is the minor son of Vincent M. and Jeane Hays Nerlino. Excludes 824,500 shares of common stock owned by various members of Mr. Nerlino's extended family over which Mr. Nerlino does not exercise voting or investment power.

(2) Stock options includes stock options granted to NGN
Technology, Inc. for which Kenneth O. Roko is deemed to have control as its President & Chief Executive Officer.

(3) Includes (i) 348,750 shares of Common Stock owned by Dromerhauser Consultants, Inc. for which Arthur J. Dromerhauser is deemed to have control and (ii) options to acquire 2,400,000 shares of Common Stock owned by Dromerhauser Consultants, Inc. for which Arthur J. Dromerhauser is deemed to have control, 800,000 of which are currently exercisable.

(4) Includes (i) 228,750 shares of Common Stock owned by Dromerhauser Consultants, Inc. for which Robert C. Dromerhauser is deemed to have control and (ii) options to acquire 2,400,000 shares of Common Stock owned by Dromerhauser Consultants, Inc. for which Robert C. Dromerhauser is deemed to have control, 800,000 of which are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective November 18, 1998, the Company entered into a business and consulting services agreement with NGN Technology, Inc. ("NGN"). In connection with the agreement, Kenneth O. Roko, NGN's Chief Executive Officer, will serve as an officer and a member of the Company's Board of Directors and assist in the implementation of the Company's technological strategies in order to establish the Company as a major contributor and presence on the Internet. Under the terms of the agreement, the Company issued 200,000 shares of its common stock and has granted 1,200,000 stock options with an exercise price of $0.12 per share. The Company is also obligated to pay $50,000 to NGN for the Company's new strategic business plan. This agreement was terminated effective January 20, 2000.

     In 1999, Herbert J. Hefke, President & CEO of the Company,
Arthur J. Dromerhauser, a director of the Company, and Jeffrey
Hwang, Chief Financial Officer, advanced funds to the Company in the form of a demand note payable. Mr. Hefke was owed $132,640 at December 31, 1999. Robert C. Dromerhauser is co-owner of the
Buddy Harrelson Baseball & Softball Academy ("BHBSA"). BHBSA also advanced funds to the Company in the form of a demand note payable and was owed $10,000 at December 31, 1999.

     In 1999, Arthur J. Dromerhauser, a member of the Board of Directors of the Company, advanced funds in the amount of $41,908 to the Company in exchange for a demand note payable. At December 31, 1999, $41,908 remained outstanding.

     In December 1999, Mr. Nerlino entered into a new three-year
employment agreement.   Amounts previously owed to him under the
previous employment contract were settled for a $185,435 three-year note payable. In addition, one million shares previously issued to him were returned to the Company.

     The Chairman's spouse was involved in various transactions with the Company from 1996 to 1998. In 1998, the Company issued 300,000 shares of Common Stock as compensation for services rendered by her. From time to time, the Chairman's spouse has advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. In 1999, the Company converted amounts outstanding (totaling $120,441 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $120,441 is due.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

     No report on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits:

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

                          EXHIBIT TABLE

Exhibit   SEC Ref.  Title of Document                   Locations
No.        No.

1          (3)(i)  Articles of incorporation of         Sep/Fm10-KSB
                   National Logistics, Inc. filed in    Ex. No. 3.1
                   the office of the Secretary of
                   State of the State of Nevada on
                   August 9, 1990. (A)

2          (3)(i)  Amendment to the Articles of         Sep/Fm10-KSB
                   Incorporation of National            Ex. No. 3.2
                   Logistics, Inc. to change the name
                   of the corporation to Fans
                   Holdings, Inc., filed in the office
                   of the Secretary of State of the
                   State of Nevada on June 30, 1995. (A)

3         (3)(i)  Amendment to the Articles of            Sep/Fm10-KSB
                  Incorporation of Fans Holdings,         Ex.No. 3.3
                  Inc. to change the name of the
                  corporation to American Sports
                  History Incorporated, filed in the
                  office of the Secretary of State of
                  the State of Nevada on September
                  20, 1995. (A)

4         (3)(i)  Bylaws of National Logistics, Inc. (A)  Sep/Fm10-KSB
                                                          Ex. No. 3.4

5         (10)    Employment agreement between            Jul/Fm10-KSB
                  American Sports History                 Ex. No. 10.7
                  Incorporated and Vincent M. Nerlino
                  dated January 2, 1996. (D)

6         (10)    American Sports History Incorporated    Jul/Fm10-KSB
                  Employment Agreement. (D)               Ex. No. 10.8

7         (10)    Agreement between American Sports       Jul/Fm10-KSB
                  History Incorporated and NGN            Ex. No. 10.9
                  Technology, Inc. dated November 18,
                  1998. (D)

8         (10)    American Sports History                 Jul/Fm10-KSB
                  Incorporated Qualified Stock Option     Ex.No. 10.10
                  Agreement. (D)

9         (10)    American Sports History                 Jul/Fm10-KSB
                  Incorporated Unqualified Stock          Ex. No. 10.11
                  Option Agreement. (D)

10        (16)    Letter addressed to the Securities      Jun/Fm8-K
                  and Exchange Commission from            Ex. No. 16.2
                  Michelle Gelinas, CPA, dated June
                  14, 1999. (C)

11       (21)     Infinet, Inc. - incorporated in the
                  state of Delaware.
                  Sunset Interactive Network, Inc. -
                  incorporated in the state of
                  Delaware.

12       (10)     Employment agreement between            This Filing
                  American Sports History
                  Incorporated and Vincent M. Nerlino
                  dated December 31, 1999.

12       (27)     Financial Data Schedule (E)              n.a.


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

(D) This exhibit is included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1998, and filed with the Securities and Exchange Commission on July 13, 1999, and is incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(E)  The Financial Data Schedule for the year ended December 31,
1999, is presented only in the electronic filing with the Securities and Exchange Commission.

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

                              AMERICAN SPORTS HISTORY INCORPORATED
                              -----------------------------------
                              (Registrant)




Date:  March 23, 2000          By: /s/ HERBERT J. HEFKE
                               ------------------------
                               Herbert J. Hefke
                               President & Chief Executive Officer


 In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 23, 2000          By: /s/ VINCENT M. NERLINO
                               --------------------------
                               Vincent M. Nerlino
                               Chairman and Director


       March 23, 2000          By: /s/ HERBERT J. HEFKE
                               ------------------------
                               Herbert J. Hefke
                               President, Chief Executive Officer
                               and Director


       March 23, 2000          By: /s/ KENNETH O. ROKO
                               ------------------------
                               Kenneth O. Roko
                               Secretary, Chief Operating Officer
                               and Director


       March 23, 2000          By: /s/ ARTHUR J. DROMERHAUSER
                               ------------------------------
                               Arthur J. Dromerhauser
                               Director


       March 23, 2000          By: /s/ ROBERT C. DROMERHAUSER
                               ------------------------------
                               Robert C. Dromerhauser
                               Vice President-Marketing and
                               Director


       March 23, 2000          By: /s/ JEFFREY HWANG
                               ---------------------
                               Jeffrey Hwang
                               Chief Financial Officer

              AMERICAN SPORTS HISTORY INCORPORATED
                        AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1999 AND 1998
                 AND CUMULATIVE FROM MAY 1, 1995

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1999 AND 1998
                 AND CUMULATIVE FROM MAY 1, 1995





INDEX



INDEPENDENT AUDITOR'S REPORT                                  F-1

CONSOLIDATED BALANCE SHEET, December 31, 1999                 F-2

CONSOLIDATED STATEMENTS OF OPERATIONS, years ended
 December 31, 1999 and 1998 and cumulative from May 1, 1995   F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, years ended
  December 31, 1998 and 1999                                  F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS, years ended
  December 31, 1999 and 1998 and cumulative from May 1, 1995  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-6 - F-15

Board of Directors and Stockholders
American Sports History Incorporated
Bay Shore, New York


INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of American Sports History Incorporated and subsidiaries (the "Company") (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998 and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sports History Incorporated and subsidiaries as of December 31, 1999 and the results of their operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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


s/ Hays & Company

February 17, 2000, except for Note 11,
   which is dated March 22, 2000
New York, New York

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEET

                        DECEMBER 31, 1999




ASSETS

Current assets
  Cash                                               $   228
  Prepaid expenses                                     6,250

     Total current assets                              6,478

Other assets                                           9,984

                                                     $16,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accred expenses              $507,382
  Notes payable to officers                          174,548
  Notes payable and accrued interest                 615,785
  Liability from settlement of lawsuits, current     120,000

     Total current liabilities                     1,417,715

Liability from settlement of lawsuits, non-current    25,000
Notes payable to director                            274,771

     Total liabilities                             1,717,486

Commitments and contingencies (Notes 1, 4, 7, 8, 9, 10 and 11)

Stockholders' deficit
Common stock, $.001 par value;
     25,000,000 shares authorized,
     9,466,026 shares issued and outstanding           9,466
Additional paid-in capital                         2,313,479
Accumulated deficit ($3,887,072 accumulated
 during the development stage)                    (3,971,469)
Unearned compensation                                (52,500)

     Total stockholders' deficit                  (1,701,024)

                                                     $16,462


See notes to consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year ended December 31,      Cumulative
                                                                from May 1,
                                  1999             1998            1995

Revenue
   Interest income             $       9        $     27       $       504

Expenses
   Product development           466,708               -           466,708
   General and administrative    738,677         553,266         3,161,512
   Lawsuit settlements                 -          56,000           178,500
   Write-off of advances for           -               -            80,856
    terminated acquisition

                               1,205,385         609,266         3,887,576

Net loss                     $(1,205,376)      $(609,239)      $(3,887,072)

Basic and diluted net loss
 per share                   $     (0.13)       $  (0.08)

Weighted  average  number
 of common shares outstanding  9,220,766       7,527,867

See notes to consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

             YEARS ENDED DECEMBER 31, 1998 AND 1999

                    Common stock  Additional                  Total
                                                           Paid-in   Unearned      Accumulated  stockholders'
                                    Shares        Amount   Capital compensation      deficit       deficit
Balance, January 13, 1998          2,770,826    $  2,771 $1,285,200    $  -       $(2,156,854)  $(868,883)

Sale of common stock                 246,000         246     56,754       -                 -      57,000
Common stock issued for
 Purchase of Sunset Interactive      500,000         500     14,500       -                 -      15,000
 Network, Inc.
Common stock issued for re-
 payment of note payable              50,000          50      1,450       -                 -       1,500
Common stock issued towards
 settlement of various lawsuits      275,000         275     28,225       -                 -      28,500
Stock options issued to
 non-emplouees for services                -           -     12,333       -                 -      12,333
Common stock issued for services   5,904,200       5,904    282,890       -                 -     288,794
Net loss                                   -           -          -       -          (609,239)   (609,239)

Balance, December 31 ,1998         9,746,026       9,746  1,681,352       -        (2,766,093) (1,074,995)

Amounts owed to director
 contributed to equity                     -           -    249,312       -                 -     249,312
Common stock rescinded            (1,000,000)     (1,000)   (59,000)      -                 -     (60,000)
Imputed interest on notes payable
to officers                                -           -     10,452       -                 -      10,452
Stock options issued to
 non-employees for services                -           -     72,083       -                 -      72,083
Common stock issued for services     720,000         720    359,280 (52,500)                -     307,500
Net loss                                   -           -          -       -        (1,205,376) (1,205,376)

Balance, December 31, 1999         9,466,026    $  9,466 $2,313,479 $(52,500)    $ (3,971,469)$(1,701,024)

See notes to consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                       Year ended December 31,      Cumulative
                                                                    from May 1,
                                         1999           1998           1995

INCREASE (DECREASE) IN CASH

Cash flows from operating activities
 Net loss                            $(1,205,376)   $   (609,239)   $(3,887,072)
 Adjustments to reconcile net loss to
  Net cash used in operating activities
   Write-off of prepaid royalty                -               -        137,500
   Depreciation and amortization
       expense                             2,683           2,896          5,579
   Write-off of deposit                        -          30,000         30,000
   Impairment of goodwill                      -          14,437         14,437
   Common stock issued for partial
    settlement of lawsuit                      -           6,000          6,000
   Stock options issued to non-
    employees for service                 72,083          12,333         84,416
   Common stock issued for services,
    net of stock rescinded               247,500         288,794      1,076,802
  Imputed interest on notes
   payable to officers                    10,452               -         10,452

Changes in assets and liabilities
 Prepaid expenses and other assets        (6,250)              -         (7,808)
 Liability from settlement of lawsuits         -          45,000        167,500
 Accounts payable and accrued
  expenses                               181,743          30,046        458,004
 Loan from director                            -          78,242        402,541
 Accrued interest                         19,116          14,148         33,264

  Net cash used in operating activities (678,049)         87,343     (1,468,385)

Cash flows from investing activities
 Purchase  of equipment and
  domain name                            (10,000)             -         (10,000)

Cash flows from financing activities
  Proceeds from issuance of notes to
   officers                              174,548              -         174,548
  Proceeds from issuance of notes        573,500              -         596,900
  Repayment of notes                     (66,500)             -         (66,500)
  Loan from director                       3,385         33,680         120,441
  Issuance of common stock                     -         57,000         630,964
  Liability from sale  of common
   stock rescinded                             -              -          22,260

   Net cash provided by financing
    activities                           684,933         90,680       1,478,613

Net (decrease) increase in cash           (3,116)         3,337             228

Cash, beginning of period                  3,344              7               -

Cash, end of period                   $      228    $     3,344      $      228

See notes to consolidated financial statements.

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

     The Company incurred a net loss of $1,205,376 for the year ended December 31, 1999, resulting in, an accumulated deficit of $3,971,469. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 2000 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In addition to the notes issued by the Company in 1999, approximately $537,000 of promissory notes were issued in the first quarter of 2000. Significant additional cash will be required.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent, the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

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

     Property and equipment

     Property and equipment are carried at cost. Expenditures determined to represent additions and betterments are capitalized. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time, the expense is incurred. Depreciation and amortization of property and equipment is computed using the straight-line methods over the estimated useful lives of the assets, which range from five to ten years.

     Intangible assets

     During 1999, the Company acquired an Internet domain name for $6,500, which is included in other assets in the accompanying consolidated balance sheets. The domain name is being amortized using the straight-line method over 60 months.

     Product development

     Research   and  development  costs  are   expensed   as
     incurred.   Costs  associated with the  development  of
     software    products   will   be    capitalized    when
     technological feasibility is established.

     Impairment of long-lived assets

     The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

     Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments including cash, approximate fair value due to their relatively short maturities. The various notes payable are recorded at carrying value with terms as disclosed elsewhere in the notes to consolidated financial statements. It is not practical to estimate the fair value of these amounts because of the uncertainty of the timing of the payments.

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

     SIN was registered as an interactive media company whose objective was to provide entertainment information through the world wide web utilizing recognized celebrity names. The Company intended to establish a web site for its proposed sports magazine and market entertainment products through the world wide web. However, SIN required significant capital to commence operations. In the fourth quarter of 1998, in conjunction with the development of its new business plan, management decided not to further develop SIN. As a result, management determined that the goodwill related to the acquisition of SIN was impaired and, accordingly, a provision for impairment of $14,437 was recorded.

4    Transactions with related parties

     Notes payable to officers

     Notes payable to officers totaling $174,548 at December 31, 1999, represent advances made by two of the Company's officers to be used for working capital purposes. These advances are non-interest bearing and have no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on these notes and reflected as additional paid-in capital.

     Notes payable to director

     Notes payable to director ($274,771 at December 31, 1999) includes notes payable to the Company's Chairman of the Board ($185,435) and his spouse ($89,336).

     On December 31, 1999 the Company converted a portion of amounts previously owed to the Chairman (consisting principally of unpaid salary, totaling $403,642 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $250,000 is due. The Company has recorded the note ($185,435 at December 31, 1999) by calculating the present value of the future payment to be made using an imputed interest rate of 10%. Additionally, during 1998, the Company shared office facilities with the Chairman without charge.

     From time to time, the Chairman's spouse had advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. In 1999, the Company converted amounts outstanding (totaling $120,441 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $120,441 is due. The Company has recorded the note ($89,336 at December 31, 1999) by calculating the present value of the future payment to be made using an imputed interest rate of 10%. Periodically the Company had also engaged the Chairman's spouse to provide services to the Company and in return, the Company issued common stock in payment for such services (Note 7).

     The $249,312 difference between the amounts previously due to the Chairman and his spouse and the present value of the total future payments has been contributed to additional paid-in capital of the Company.

     Shared office facilities

     During 1999, the Buddy Harrelson Baseball and Softball Academy ("BHBSA") utilized a portion of the Company's office facilities at no charge. Additionally BHBSA provided $68,500 of non-interest bearing demand loans to the Company. The Company has repaid $63,500 of these loans and at December 31, 1999, the $5,000 balance is included in notes payable and accrued interest. One of the Company's officers/directors is a co-owner of BHBSA.

5    Notes payable and accrued interest

     Notes payable of $615,785 at December 31, 1999, represent loans made to the Company by various investors as well as amounts owed to certain vendors which were converted to formal notes. $425,198 of these  notes  are non-interest bearing and $190,587  of
     these notes bear interest at rates ranging from 7% to 10% per annum. Total interest costs related to these notes for the years ended December 31, 1999 and 1998 was approximately $17,000 and $6,000, respectively. The notes are short-term in nature and are therefore classified as a current liability.

6    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following at December 31, 1999:

          Trade accounts payable        $  307,468
          Accrued officers' salary         118,750
          Due to NGN (Note 10)              50,000
          Liability for rescinded stock     31,164

                                        $  507,382

7    Stockholders' deficit

     Common stock

     Year ended December 31, 1999

     During the year ended December 31, 1999, the Company issued 520,000 shares of common stock to five senior executives of the Company in lieu of cash salary and 200,000 shares were issued as an inducement for one of the senior executives to join the Company. These shares were valued at $360,000.

     Pursuant to a new employment agreement with the Company's Chairman (Note 9), 1,000,000 shares of the Company's common stock were rescinded. These shares were originally issued in 1998 as compensation and were valued at $60,000. Accordingly, this compensation charge was reversed in 1999.

     Year ended December 31, 1999 (continued)

     During the fourth quarter of 1999, the Board of Directors voted to increase the authorized number of shares of common stock from 25,000,000 to 75,000,000. This was approved by a majority of the Company's shareholders. The Company expects to effectuate this change in 2000.

     Year ended December 31, 1998

     During the year ended December 31, 1998, the Company issued 6,975,200 shares of its common stock as follows:

       *     246,000 shares were issued to approximately  25
          individuals for cash proceeds of $57,000.

       *    500,000 shares were issued to purchase 100% of Sunset
          Interactive Network, Inc.'s common stock (Note 3).

       * 50,000 shares were issued as partial repayment of an outstanding note payable.

       * 275,000 shares were issued toward the settlement of various lawsuits (Note 9).

       * 3,000,000 shares were issued to the Company's Chairman (as partial payment under his employment contract, Note 9) and 800,000 shares were issued to three officers/directors of the Company, which resulted in an aggregate charge to operations of $189,000.

       * 300,000 shares were issued to the Chairman's spouse for services performed which resulted in a charge to operations of $10,500.

       * 1,804,200 shares were issued to various consultants and professional service firms for services provided during 1998 (including 200,000 shares to Next Generation Networks Technology, Inc., 400,000 shares to Gerard Management Inc., 100,000 shares to Robert P. Maerz and 50,000 shares to Penn & Cobb Productions, Inc., see Note 10), which resulted in a charge to operations of $89,294.

     Stock options

     In 1999, the Company granted a total of 1,070,000 stock options, which remain outstanding at December 31, 1999. In 1998, the Company granted a total of 5,850,000 stock options, which also remain outstanding at December 31, 1999. 1,983,333 of these options are exercisable immediately and substantially all of the remainder vests over the next two years. The Company recognized compensation costs for stock options awarded to non-employees totaling $72,083 and $12,333 for the years ended December 31, 1999 and 1998, respectively. The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                      Options outstanding

                               Weighted- average
                     Number        remaining           Options
   Option         outstanding     contractual        exercisable
 ercise price     at 12/31/99    life (in years)     at 12/31/99

  $     .12         1,200,000           9             400,000
  $    1.00         5,720,000           9           1,583,333

                    6,920,000                       1,983,333

     The Company applies APB No. 25 and related interpretations in accounting for options issued to employees. Stock-based employee compensation cost, if recorded under SFAS 123, would have increased the Company's net loss by approximately $112,000 or $(.01) per share in 1999. The effect in 1998 was not material.

     The fair value of options granted during 1999 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
     (1) expected volatility approximated 300%, (2) risk-free interest rate of 4.8%, and (3) expected lives of 10 years.

8    Benefit from income taxes

     The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets or liabilities at December 31, 1999 are summarized as follows:

Net operating loss carryforward                     $     980,000
Other items                                               160,000
Valuation allowance on net deferred tax asset          (1,140,000)

       Deferred tax asset, net                      $           -

     The Company has provided for a full valuation allowance on the net deferred tax asset due to the uncertainty of its realization.

     There  were  no provisions for income taxes during  the
     years ended December 31, 1999 and 1998 due to the Company's net losses since inception. The Company has federal net operating loss carryforwards of approximately $2,800,000, which are available to offset future taxable income, if any, expiring through 2019. These losses are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. The Company has not filed federal or state tax returns since its inception.

     Commitments and contingencies

     Employment agreements

     In the second quarter of 1999, the Company entered into three-year employment agreements with five members of senior management. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial difficulties, in the initial contract year the five employees agreed to accept a total of 520,000 shares of common stock and $190,000 of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause.

     On December 31, 1999, the Company entered into a new three-year employment agreement with its Chairman of the Board and terminated the previous agreement. Pursuant to the new agreement, the Chairman is entitled to an annual base salary of $90,000. The agreement may be terminated with or without cause. As part of the agreement, the Chairman returned 1,000,000 shares of the Company's common stock previously issued to him (Note 7) and converted amounts previously owed to him into a non-interest bearing note payable (Note 4).

     Legal proceedings

     On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly-owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a settlement agreement that required the Company to pay $100,000 in cash and to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997. The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The common stock was to be issued within 30 days of the effective date of the agreement. Since the first cash installment was paid in November 1998 and the common stock was issued in June 1998, the Company became in default of the agreement. Should any legal action be initiated against the Company due to its late payment default, the Company will vigorously defend itself.

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to the stockholder in 1998. The Company is also obligated to pay $25,000 in May 2000 and $25,000 in November 2001.

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

     Deposits

     On January 30, 1996, the Company issued 120,000 shares of its restricted common stock towards the acquisition of a film library consisting of 16 hours of sports footage film and license rights to use 36 hours of footage from Historical Footage film library (not related to sports). As stipulated in the contract, the Company also agreed to issue up to an additional 120,000 shares of common stock in the event that the initial 120,000 shares were not sufficient to generate $600,000 of proceeds to the seller. The Company valued the 120,000 shares of common stock issued at estimated fair value of $.25 per share, and recorded the aggregate value of such shares of $30,000 as a deposit for the film library. In the fourth quarter of 1998, in conjunction with the development of its new business plan, management decided not to pursue the purchase of the film library. As a result, no additional shares of stock were issued and the $30,000 deposit was written off. No conclusion has been reached with respect to the satisfaction of any possible contractual obligations and no additional adjustments have been made in the consolidated financial statements.

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

     Under the terms of the agreement, the Company issued 200,000 shares of its common stock and has also granted 1,200,000 stock options with an exercise price of $.12 per share (Note 7). The Company is also obligated to pay $50,000 to NGN, for the Company's new strategic business plan. This agreement was terminated effective January 20, 2000.

     Gerard Management Inc.

     Effective January 5, 1998, the Company entered into a business and consulting services agreement with Gerard Management Inc. ("GMI"). Under the terms of the agreement, GMI will provide Internet strategy consulting as well as programming and basic maintenance of the Company's website in exchange for 400,000 shares of the Company's common stock (Note 7). The agreement expired on January 4, 2000.

     Robert P. Maerz and Penn & Cobb Productions, Inc.,

     Effective February 28, 1998, the Company entered into business and consulting agreements with Robert P. Maerz and Penn & Cobb Productions, Inc. Under the terms of the agreements, the consultants will help create and implement the Company's business plan as well as market the Company throughout the media and entertainment industry. 100,000 and 50,000 shares were issued to Robert P. Maerz and Penn & Cobb Productions, Inc., respectively, in accordance with the consulting agreements (Note 7). The agreements terminated upon satisfactory completion of the services as set forth in the agreement.

     Subsequent event

     The Company is currently preparing a private offering memorandum where holders of the Company's notes payable will be allowed to exchange their notes for Company common stock at a fixed exchange rate. At December 31, 1999, the Company has notes payable to investors and officers aggregating approximately $790,000. Additionally, $537,500 of promissory notes were issued during the period from January 1, 2000 through March 22, 2000. It is expected that substantially all of these note holders will be offered the opportunity to participate in the exchange. While the Company anticipates completing the offering memorandum in the first half of 2000, there can be no assurances that the Company's offering will be successful.