Form 10QSB
period 2000-03-31
AMERICAN SPORTS HISTORY INC
filed 2000-05-11
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     ( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

             For the quarterly period ended March 31, 2000

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

                         (631) 206-2674
         Issuer's telephone number, including area code

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

                Yes ( X )                  No (   )

     As of May 10, 2000, the issuer had 9,466,026 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:    Yes (   ) No (X)

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                  FORM 10-QSB - MARCH 31, 2000


                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     March 31, 2000 and December 31, 1999                       1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended March 31, 2000 and 1999
       and cumulative from May 1, 1995                          2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months ended March 31, 2000 and 1999
       and cumulative from May 1, 1995                          3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     4 - 6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                       7 - 8

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                   9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                    9

SIGNATURES                                                     10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      March 31,    December 31,
                                                        2000            1999
                                                     (Unaudited)
ASSETS

Current assets
  Cash                                               $  476,280     $    228
  Prepaid expenses                                        2,500        6,250

     Total current assets                               478,780        6,478

Other assets                                              9,234        9,984

                                                     $  488,014    $  16,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses              $  584,896    $ 507,382
  Notes payable to officers                             179,048      174,548
  Notes payable and accrued interest                  1,238,112      615,785
  Liability from settlement of lawsuit                  120,000      120,000

     Total current liabilities                        2,122,056    1,417,715

Liability from settlement of lawsuits, non-current       25,000       25,000
Notes payable to director                               281,697      274,771

     Total liabilities                                2,428,753    1,717,486

Commitments and contingencies

Stockholders' deficit
 Common stock, $.001 par value; 25,000,000 shares        9,466        9,466
  authorized, 9,466,026 shares issued
  and outstanding
 Additional paid-in capital                          2,362,450    2,313,479
 Accumulated deficit ($4,220,758 accumulated        (4,305,155)  (3,971,469)
  during the development stage)
 Unearned compensation                                  (7,500)     (52,500)

     Total stockholders' deficit                    (1,940,739)  (1,701,024)

                                                    $  488,014   $   16,462

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                                  Cumulative
                                         Three months ended         from
                                             March 31,              May 1,
                                         2000        1999           1995

Revenue
  Interest income                       $           $      9         $   504

Expenses
  Product development                     63,827      80,000         530,535
  General and administrative             269,859     140,869       3,431,371
  Lawsuit settlements                          -           -         178,500
  Write-off of advances for
    terminated acquisition                     -           -          80,856

                                         333,686     220,869       4,221,262
Net loss                              $ (333,686) $ (220,860)   $ (4,220,758)

Basic and diluted net loss per share    $  (0.04) $    (0.02)

Weighted average number of common
 shares outstanding                    9,466,026   9,746,026


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                            Three months ended     Cumulative
                                                 March 31,         From May 1,
                                              2000          1999       1995
INCREASE (DECREASE) IN CASH

Cash flows from operating activities
   Net loss                              $ (333,686)  $ (220,860)  $(4,220,758)
 Adjustments to reconcile net loss to
  net cash used in operating activities
    Write-off of prepaid royalty                  -            -       137,500
    Depreciation and amortization               750          283         6,329
    Write-off of deposit                          -            -        30,000
    Impairment of goodwill                        -            -        14,437
    Common  stock  issued for partial             -            -         6,000
      settlement of lawsuit
    Stock options issued to non-             44,562       18,000       128,978
     employees for services
    Common stock issued for services         45,000            -     1,121,802
    Imputed interest on notes                 4,409            -        14,861
      payable to officers

  Changes in assets and liabilities
   Prepaid expenses and other assets          3,750            -        (4,058)
   Liability from settlement of lawsuits          -            -       167,500
   Accounts payable and                      76,929       (3,500)      534,933
    accrued expenses
  Loan from director                              -      402,541       128,341
  Accrued interest                           12,338        2,227        45,602

    Net cash used in operating activities  (145,948)     (75,509)   (1,614,333)

Cash flows from investing activities
  Purchase of equipment and domain name           -       (2,000)      (10,000)

Cash flows from financing activities
 Proceeds from issuance of notes to
   officers                                   4,500            -       179,048
 Proceeds from issuance of notes            637,500      250,000     1,234,400
 Repayment of notes                         (20,000)           -       (86,500)
 Loans from director                              -        3,385       120,441
 Issuance of common stock                         -            -       630,964
 Liability from sale of
  common  stock rescinded                         -            -        22,260

 Net cash provided by
  financing activities                      622,000      253,385     2,100,613

Net increase in cash                        476,052      175,876       476,280

Cash, beginning of period                       228        3,344             -

Cash, end of period                      $  476,280    $ 179,220     $ 476,280


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

           THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

     The Company incurred a net loss of $333,686 for the three months ended March 31, 2000, resulting in an accumulated deficit of $4,305,155. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 2000 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company has issued approximately $637,000 in non-interest bearing promissory notes to various parties during the first quarter of 2000. In addition, the Company issued approximately $415,000 in non-interest bearing promissory notes to various parties during the period April 1, 2000 through May 10, 2000. See Note 6 for information on current private offering. Significant additional cash will be required.

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

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31,

     2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1999 consolidated financial statements.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

3    Transactions with related parties

     Notes payable to officers

     Notes payable to officers totaling $179,048 at March 31, 2000 represent advances made by two of the Company's officers to be used for working capital purposes. These advances are non-interest bearing and have no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on these notes and reflected as additional paid-in capital.

     Notes payable to director

     Notes payable to director ($281,697 at March 31, 2000) includes notes payable to the Company's Chairman of the Board ($190,109) and his spouse ($91,588). These notes are non-interest
     bearing  with  a  face   amount   aggregating
     $370,441, and are payable in full on December 31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

4    Notes payable and accrued interest

     Notes payable and accrued interest totaling $1,238,112 at March 31, 2000 represent loans made to the Company by various investors as well as amounts owed to certain vendors which were converted to formal notes. All of these notes are due on demand. $1,042,698 of these notes are non-interest bearing and $195,414 of these notes bear interest at rates ranging from 7% to 10% per annum.

5    Commitments and contingencies

     Legal proceedings

     On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a settlement agreement that required the Company to pay $100,000 in cash and to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997. The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The common stock was to be issued within 30 days of the effective date of the agreement. Since the first cash installment was paid in November 1998 and the common stock was issued in June 1998, the Company became in default of the agreement. Should any legal action be initiated against the Company due to its late payment default, the Company will vigorously defend itself.

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

6    Subsequent event

     The Company is currently in the midst of a private offering, pursuant to a confidential offering memorandum dated April 26, 2000, where holders of the Company's notes payable will be allowed to exchange their notes for Company common stock at a fixed exchange rate. At March 31, 2000, the Company has notes payable to investors and officers aggregating approximately $1,371,000 (excluding accrued interest). Additionally, approximately $415,000 of promissory notes were issued during the period from April 1, 2000 through May 10, 2000. All of these note holders have been offered the opportunity to participate in the exchange. While the Company anticipates completing the offering memorandum in the first half of 2000, there can be no assurances that the Company's offering will be successful.

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

     Results of operations

     During the quarter ended March 31, 2000 and March 31, 1999, general and administrative expenses were $269,859 and $140,869, respectively. Cumulative from May 1, 1995, the
     Company has incurred $3,431,371 of general and administrative expense. Product development expenses were incurred during the quarter ended March 31, 2000 totaling $63,827.

     During  the  quarters ended March 31,  2000  and  1999,  the
     Company   had   net   losses  of  $333,686   and   $220,860,
     respectively.

     As of March 31, 2000 and 1999, the Company was a development stage company that had not yet generated any revenue from operations. The Company expects to incur continuing general and administrative expenses, without any commensurate operating revenue, until such time as it is able to commence revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

     Liquidity and capital resources

     The Company incurred a net loss of $333,686 for the three months ended March 31, 2000, resulting in an accumulated deficit of $4,305,155. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 2000 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company issued approximately $1,032,000 (net of $20,000 in note repayments) in non-interest bearing promissory notes to various parties during the period January 1, 2000 through May 10, 2000. Significant additional cash will be required.

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

     The Company currently has six employees. In the business plan, it is contemplated that additional employees will be added as funding permits. Management of the Company intends to sustain operations during the year ending December 31, 2000, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. During the quarter ended March 31, 2000, the Company did not pay any compensation to officers in cash. The Company intends to continue to issue shares of its common stock to officers, employees and consultants for services rendered to conserve working capital.

     The Company is currently in the midst of a private offering, pursuant to a confidential offering memorandum dated April 26, 2000, where holders of the Company's notes payable will be allowed to exchange their notes for Company common stock at a fixed exchange rate. At March 31, 2000, the Company has notes payable to investors and officers aggregating approximately $1,371,000 (excluding accrued interest). Additionally, approximately $415,000 of promissory notes were issued during the period from April 1, 2000 through May 10, 2000. All of these note holders have been offered the opportunity to participate in the exchange. While the Company anticipates completing the offering memorandum in the first half of 2000, there can be no assurances that the Company's offering will be successful.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See   Note   4   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period ended March 31, 2000 (Exhibit Ref. No. 27).

        (b)Reports on Form 8-K: None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPORTS HISTORY INCORPORATED


Date:  May 10, 2000                By: /s/ HERBERT J. HEFKE
                                        Herbert J. Hefke
                                        President and Chief Executive Officer


       May 10, 2000                By: /s/ JEFFREY HWANG
                                        Jeffrey Hwang
                                        Chief Financial Officer