Form 10QSB
period 2000-06-30
AMERICAN SPORTS HISTORY INC
filed 2000-08-21
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

   ( X )     REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934

               For the quarterly period ended June 30, 2000


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

                Yes ( X )                  No (   )

     As of August 16, 2000, the issuer had 12,942,272 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes (   ) No ( X )

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                   FORM 10-QSB - JUNE 30, 2000







                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     June 30, 2000 and December 31, 1999                        1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended June 30, 2000 and 1999
       and cumulative from May 1, 1995                          2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the six months ended June 30, 2000 and 1999
       and cumulative from May 1, 1995                          3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     4 - 8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                       9 - 10


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                  11

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                   11


SIGNATURES                                                     12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30,      December 31,
                                          2000            1999
                                       (Unaudited)
ASSETS

Current assets
  Cash                                 $  409,872    $     228
  Prepaid expenses                         36,750        6,250

     Total current assets                 446,622        6,478

Website development costs                 121,277
Other assets                               56,285        9,984

                                       $  624,184  $    16,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued
    expenses                           $  520,106  $   507,382
  Customer deposits                       100,699            -
  Notes payable to officers                 -          174,548
  Notes payable and accrued interest       57,598      615,785
  Liability from settlement of lawsuit     95,000      120,000
     Total current liabilities            773,403    1,417,715

Liability from settlement of lawsuits,
  non-current                              25,000       25,000
Notes payable to director                 288,682      274,771
Notes payable to officers                 179,048            -
Notes payable and accrued interest      1,574,075            -
     Total liabilities                  2,840,208    1,717,486

Commitments and contingencies

Stockholders' deficit
 Common stock, $.001 par value;
  25,000,000 shares authorized,
  9,436,026 and 9,466,026 shares
  issued and outstanding, respectively      9,436        9,466
 Additional paid-in capital             2,982,351    2,313,479
 Accumulated deficit
   ($5,123,414 accumulated during the
    development stage)                 (5,207,811)  (3,971,469)
  Unearned compensation                         -      (52,500)

     Total stockholders' deficit       (2,216,024)  (1,701,024)

                                       $  624,184  $    16,462

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                                      Cumulative
                                 Three months ended         Six months ended            from
                                      June 30,                  June 30,             May 1, 1995

                                  2000        1999           2000         1999           1995

Revenue                      $   21,755   $        -    $    21,755   $       -     $    21,755

Expenses
  Product development            53,606      291,000        117,433     371,000         584,141
  General and administrative    870,805      238,757      1,140,664     379,617       4,301,672
  Lawsuit settlements                 -            -              -           -         178,500
  Write-off of advances for
   terminated acquisition             -            -              -           -          80,856

                                924,411      529,757      1,258,097     750,617       5,145,169

Net loss                     $ (902,656) $  (529,757)   $(1,236,342)  $(750,617)    $(5,123,414)

Basic and diluted net
  loss per share             $    (0.10) $     (0.05)   $     (0.13)  $   (0.08)

Weighted average number
 of common shares
 outstanding                  9,465,367   10,201,081      9,464,707   9,974,811


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                            Six months ended June 30,         Cumulative

                                              2000             1999               1995
INCREASE (DECREASE) IN  CASH
Cash flows from operating activities
   Net loss                               $  (1,236,342)     $   (750,617)   $   (5,123,414)
  Adjustments to reconcile net loss to
  Net cash used in operating activities
    Write-off  of  prepaid royalty                    -                 -           137,500
    Depreciation and amortization                 1,629               733             7,208
   Write-off of deposit                               -                 -            30,000
   Impairment of goodwill                             -                 -            14,437
   Common stock issued for partial
     settlement of lawsuit                            -                 -             6,000
   Stock options issued to non-
     employees for service                       80,874            36,000           165,290
   Common stock and options issued to
     employees  for service                     631,650           102,750         1,708,452
   Imputed interest on notes
     payable to officers                          8,818                 -            19,270
                                                      -                 -
 Changes in assets and liabilities
  Prepaid expenses                              (30,500)          (22,440)          (33,308)
  Other assets                                  (44,829)                -           (49,829)
  Liability from settlement of lawsuits         (25,000)                -           142,500
  Accounts payable and accrued expenses          (5,946)           23,135           452,058
  Customer deposits                             100,699                 -           100,699
  Loan from director                                  -           132,632           402,541
  Accrued interest                               21,469             4,454            54,733
                                            -----------         ---------        ----------
    Net cash used in operating activities      (497,478)         (473,353)       (1,965,863)

Cash  flows from investing activities
 Website development costs                     (121,277)                -          (121,277)
 Purchase of equipment and domain name           (3,101)           (8,500)          (13,101)
                                             -----------         ---------       -----------
   Net cash provided by investing activities   (124,378)           (8,500)         (134,378)

Cash  flows from financing activities
 Proceeds from issuance of notes to officers      4,500           108,408
 Proceeds from issuance of notes              1,052,500           443,500         1,649,400
 Repayment of notes                             (25,500)          (28,500)          (92,000)
 Loans from director                                  -             3,385           120,441
 Issuance of common stock                             -                 -           630,964
 Liability from sale of common
   Stock rescinded                                    -                 -            22,260
                                             -----------         ---------       -----------

  Net cash provided by financing activities   1,031,500           526,793         2,510,113
                                             -----------         ---------       -----------
Net increase in cash                            409,644            44,940           409,872

Cash, beginning of period                           228             3,344                 -

Cash, end of period                        $    409,872      $     48,284       $   409,872
                                           ------------      ------------       -----------
                                           ------------      ------------       -----------

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

        THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1    Basis of presentation and management's plan

     The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. In the second quarter 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), assumed the operations of the Bud Harrelson Baseball and Softball Academy (Note 5). Although the Company has incurred a significant amount of start-up costs, since the Company has generated only minimal revenue from operations, it is still considered to be in the development stage.

     The Company incurred a net loss of $1,236,342 for the six months ended June 30, 2000, resulting in an accumulated deficit of $5,207,811. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 2000 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company issued $1,052,500 in non-interest bearing promissory notes to various parties during the first six months of 2000 (see Note 7 for information on the subsequent conversion of the debt to equity). Significant additional cash will be required.

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

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

        THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of operations and cash flows for the periods ended June 30, 2000 and 1999 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

     Revenue recognition

     Revenue currently consists of fees earned from participants in the Company's sports camps. Revenue is recognized at the time the sports instructional services are provided. Cash received in advance of the instructional services is reflected as customer deposits in the accompanying consolidated balance sheet. As of June 30, 2000 customer deposits totaled $100,699.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

        THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


2    Significant accounting policies (continued)

     Website development costs

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" ("SOP 98-1") requires capitalization of certain costs incurred in the development of the core software for the Company's website infrastructure. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. During the six months ended June 30, 2000, the Company capitalized approximately $121,000 in costs associated with the development of its website infrastructure and charged $75,000 to operations.

     Reclassifications

     Certain  reclassifications have been made to  the  condensed
     consolidated  financial  statements  shown  for  the   prior
     periods   in  order  to  conform  to  the  current  period's
     classifications.

3    Transactions with related parties

     Notes payable to officers

     Notes  payable to officers, totaling $179,048  at  June  30,
     2000, represent advances made by two of the Company's officers to be used for working capital purposes. These advances are non-interest bearing and had no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on these notes and reflected as additional paid-in capital. On August 14, 2000, these notes were converted into 358,096 shares of the Company's common stock and accordingly, the notes payable are reflected as non-current liabilities in the accompanying consolidated balance sheet as of June 30, 2000 (Note 7).

     Notes payable to director

     Notes payable to director ($288,682 at June 30, 2000) includes notes payable to the Company's Chairman of the Board ($194,823) and his spouse ($93,859). These notes are non-interest bearing with a face amount aggregating $370,441, and are payable in full on December 31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

4    Notes payable and accrued interest

     Notes payable and accrued interest, totaling $1,631,673 at June 30, 2000 represent demand loans made to the Company by various investors as well as amounts owed to certain vendors which were converted to formal notes. $1,454,698 of these notes are non-interest bearing and $176,975 of these notes bear interest at rates ranging from 7% to 10% per annum. On August 14, 2000, $1,574,075 of these notes were converted into 3,148,150 shares of the Company's common stock and accordingly, the notes payable are reflected as non-current liabilities in the accompanying consolidated balance sheet as of June 30, 2000 (Note 7).

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

        THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
5    Stock and option transactions

     Stock options

     In June 2000, the Company granted bonuses to three officers of the Company for services performed. The bonuses were paid with immediately vested options to acquire an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $.20 per share. The Company recorded a charge to operations of $518,000 in the second quarter 2000, based upon the intrinsic value of the options at the grant date. Also, in lieu of cash compensation, two of these officers were granted additional options to acquire an aggregate of 600,000 shares of the Company's common stock at an exercise price of $.20 per share. These options vest ratably over the 1-year service period from 4/16/00 to 4/15/01 The Company recorded a charge to operations of $64,750 in the second quarter 2000, based upon the $311,000 intrinsic value of the options at the grant date.

     In  June  2000,  the Company granted three  members  of  its
     Advisory Board options to acquire an aggregate of 125,000 shares of the Company's common stock at an exercise price of $1.00 per share. These options vest in 1 year. The Company valued the options at $89,750 (calculated using the Black-Scholes option pricing model) and recorded a charge to operations of $5,720 in the second quarter 2000.

     Next Generation Networks Technology, Inc. and Kenneth O.
     Roko

     Effective November 18, 1998, the Company entered into a business and consulting services agreement with Next Generation Networks Technology, Inc. ("NGN"). In connection with the agreement, Kenneth O. Roko, NGN's Chief Executive Officer, was to serve as an officer and a member of the Company's Board of Directors and assist in the implementation of the Company's technological strategies in order to establish the Company as a major contributor and presence on the Internet. As compensation to NGN and Mr. Roko, the Company issued 200,000 shares of its common stock to NGN, 60,000 shares of common stock to Mr. Roko and also granted 1,200,000 stock options to NGN with an exercise price of $.12 per share. The Company was also obligated to pay $50,000 cash to NGN, upon completion of the Company's strategic business plan.

     On June 27, 2000, the Company entered into separation agreements with both NGN and Mr. Roko. Key conditions of the separation agreements are as follows: 1) the Company remains obligated to NGN for $50,000, payable in 10 equal bi-monthly installments of $5,000, 2) of the 1,200,000 stock options previously granted to NGN, only 400,000 options actually vested, 3) Mr. Roko surrendered 30,000 shares of common stock previously issued to him, and 4) the Company is obligated to pay $25,000 in cash to Mr. Roko.

     American Sports Academy, LLC ("ASA")

     In May 2000, the Company's newly formed subsidiary, ASA, assumed the operations of the Buddy Harrelson Baseball and Softball Academy ("BHBSA"). Revenue and expenses related to the Company's operation of the sports camps have been included in the Company's financial results since that date. One of the Company's officers/directors is a co-owner of the BHBSA. The Company has verbally agreed to compensate the owners of the BHBSA with a combination of Company stock and options based upon the future performance of ASA. Since the parties have not yet determined the consideration to be paid to BHBSA, no consideration has been reflected in the accompanying financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

        THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

6    Commitments and contingencies

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

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to the stockholder in 1998 and paid $25,000 in May 2000. The Company is also obligated to pay $25,000 in November 2001.

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

7    Subsequent events

     On August 14, 2000, the Company completed a private offering, where holders of the Company's notes payable were allowed to exchange their notes for Company common stock at a fixed exchange rate of $.50 per share. The Company converted a total of $1,753,123 of notes payable ($1,574,075 of notes and $179,048 of the loans from officers) into 3,506,246 restricted shares of the Company's common stock. This transaction, which will be reflected in the third quarter 2000, will have the effect of reducing total liabilities by $1,753,123 with a corresponding decrease to stockholders' deficit.

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

     Overview

     In May 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), led by the Company's officer/director and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser, assumed operations of the Bud Harrelson Baseball and Softball Academy. Existing camps in five sports (baseball, softball, soccer, wrestling and lacrosse) are now offered for children ages 5-15 with further expansion planned. The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future. Although the Company has incurred significant start-up costs, since the Company has generated only minimal revenue from operations, the Company is still considered to be in the development stages.

     The Company is continuing to develop its new Website, Sportsinfo.com. The Company plans to use Sportsinfo.com to deliver sports instruction and related information by utilizing an e-commerce model and proprietary technologies.

     Results of operations

     During the quarter ended June 30, 2000, the Company began to generate revenue from the American Sports Academy sports camp operations. Revenue for the quarter ended June 30, 2000 was $21,755. In addition, customer deposits totaling $100,699 were received from participants in ASA's sports camps to be operated in the third quarter.

     During the quarter ended June 30, 2000 and June 30, 1999, general and administrative expenses were $870,805 and $238,757, respectively. Cumulative from May 1, 1995, the
     Company has incurred $4,301,672 of general and administrative expenses. Product development expenses were incurred during the quarter ended June 30, 2000 and 1999 totaling $117,433 and 371,000, respectively. Cumulative from May 1, 1995, the Company has incurred $584,141 of product development expenses. Additionally, During the six months ended June 30, 2000, the Company capitalized approximately $121,000 in costs associated with the development of infrastructure for its new Website, Sportsinfo.com.

     During the quarters ended June 30, 2000 and 1999, the Company incurred net losses of $924,411 and $529,757, respectively. During the six months ended June 30, 2000 and 1999, the Company incurred net losses of $1,236,342 and $750,617, respectively. The six-month results include non-cash charges related to stock and option compensation approximating $713,000 and $139,000, respectively.

     As of June 30, 2000 and 1999, the Company was a development stage company that had generated only minimal revenue from operations. The Company expects to incur continuing general and administrative expenses, without significant commensurate operating revenue, until such time as it is able to commence significant revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and American Sports Academy operating revenue. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

     Liquidity and capital resources

     The Company incurred a net loss of $1,236,342 for the six months ended June 30, 2000, resulting in an accumulated deficit of $5,207,811. Management of the Company is developing a business plan summarizing its strategy for the next several years. This plan is now focused on providing U.S. sports and educational content utilizing all available technologies of the Internet, media, advanced telecommunications and storage technologies. Under this plan, significant cash will be required through December 2000 to pay off current debt and fund its implementation. The intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company issued approximately $1,052,500 (net of $25,500 in note repayments) in non-interest bearing promissory notes to various parties during the first six months of 2000 (see below for information on the subsequent conversion of the debt to equity). Significant additional cash will be required.

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

     The Company currently has seven full-time employees. In addition, there are seasonal part-time employees in the American Sports Academy operations. In the business plan, it is contemplated that additional employees will be added as funding permits. Management of the Company intends to sustain operations during the year ending December 31, 2000, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, and through management's ability to control discretionary expenditures. The Company intends to continue to offer common stock or options to officers, employees and consultants for services rendered to conserve working capital.

     On August 14, 2000, the Company completed a private offering, where holders of the Company's notes payable were allowed to exchange their notes for Company common stock at a fixed exchange rate of $.50 per share. The Company converted a total of $1,753,123 of notes payable ($1,574,075 of notes and $179,048 of the loans from officers) into 3,506,246 restricted shares of the Company's common stock. This transaction, which will be reflected in the third quarter 2000, will have the effect of reducing total liabilities by $1,753,123 with a corresponding decrease to stockholders' deficit.

PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

        See   Note   4   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended June 30, 2000 (Exhibit Ref. No. 27).

        (b)Reports on Form 8-K: None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SPORTS HISTORY INCORPORATED





Date:  August 16, 2000               By:/s/ HERBERT J. HEFKE

                                        Herbert J. Hefke
                                        President and Chief
Executive Officer