Form 10QSB
period 2000-09-30
AMERICAN SPORTS HISTORY INC
filed 2000-11-20
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

     ( X )     REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes ( X )                  No (   )

     As  of  November  16,  2000, the registrant  had  12,942,272 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes (   ) No (X)

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                FORM 10-QSB - SEPTEMBER 30, 2000





                                  INDEX


PART I - FINANCIAL INFORMATION

   CONDENSED CONSOLIDATED BALANCE SHEETS
     September 30, 2000 and December 31, 1999                   1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended September 30, 2000 and
     1999 and cumulative from May 1, 1995                       2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the nine months ended September 30, 2000 and 1999
     and cumulative from May 1, 1995                            3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       4-9

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  10-11


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                  12

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                   12


SIGNATURES                                                     13

PART I - FINANCIAL INFORMATION



      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                       September 30,  December 31,
                                          2000            1999
                                       (Unaudited)
ASSETS

Current
assets
  Cash                                 $     4,658    $       228
  Prepaid expenses                          26,667          6,250

     Total current assets                   31,325          6,478

Website development costs                  224,277              -
Other assets                                21,811          9,984

                                       $   277,413    $    16,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued         $   523,038    $   507,382
expenses
  Notes payable to officers                      -        174,548
  Notes payable and accrued interest        29,183        615,785
  Due to affiliate                           7,500              -
  Liability from settlement of lawsuit      95,000        120,000
     Total current liabilities             654,721      1,417,715

Liability from settlement of lawsuits,
  non-current                               25,000         25,000
Notes payable to director                  295,898        274,771
     Total liabilities                     975,619      1,717,486

Commitments and contingencies

Stockholders' deficit
  Common stock, $.001 par value;
   25,000,000 shares authorized,
   12,942,272 and 9,466,026 shares issued
   and outstanding, respectively            12,942          9,466
  Additional paid-in capital             4,831,600      2,313,479
  Accumulated deficit ($5,458,351
   accumulated during the
    development stage)                  (5,542,748)    (3,971,469)
  Unearned compensation                          -        (52,500)

     Total stockholders' deficit          (698,206)    (1,701,024)

                                       $   277,413    $    16,462

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                          Cumulative
                        Three months ended      Nine months ended      from
                          September 30,         September 30,        May 1,1995

                             2000         1999          2000         1999            1995
Revenue                  $   216,877   $       -    $   238,632   $         -    $   238,632

Expenses
  Product development         23,355      88,738        140,788       459,738        607,496

  General and
   administrative            528,459     268,403      1,669,123       648,030      4,830,131
  Lawsuit settlements              -           -              -             -        178,500
  Write-off of advances
   for terminated
   acquisition                     -           -              -             -         80,856

                             551,814     357,141      1,809,911     1,107,768      5,696,983

Net Loss                 $  (334,937)  $(357,141)  $ (1,571,279)  $(1,107,759)   $(5,458,351)

Basic and diluted net
 loss per share          $     (0.03)  $   (0.03)  $      (0.16)  $     (0.11)

Weighted average number
 of common shares
 outstanding              11,265,372   10,446,026    10,069,748    10,140,348




See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 Nine months ended September 30,   Cumulative
                                                                   From May 1,
                                       2000           1999            1995
INCREASE (DECREASE) IN CASH
Cash flows from operating
activities
   Net loss                        $ (1,571,279)  $ (1,107,759)  $ (5,449,793)

 Adjustments to reconcile
  net loss to net cash used in
  operating activities

   Write-off of prepaid royalty               -              -        137,500
   Depreciation and amortization          2,657          1,183          8,236
   Write-off of deposit                       -              -         30,000
   Impairment of goodwill                     -              -         14,437
   Common stock issued for
    partial settlement of lawsuit             -              -          6,000
   Stock options issued to
    non-employees for services          141,374         54,000        225,790
   Common stock and options issued
    to employees for services           709,350        186,500      1,786,152
   Imputed interest on notes
    payable to officers                   8,818              -         19,270

 Changes in assets and liabilities
   Prepaid expenses                     (20,417)       (10,000)       (37,570)
   Other assets                               -              -         (5,000)
   Liability from settlement of
    lawsuits                            (25,000)             -        142,500
   Accounts payable and
    accrued expenses                     (3,599)        31,746        460,192
   Loan from director                         -        202,831        402,541
   Accrued interest                      18,550          6,681         51,814

     Net cash used in
      operating activities             (739,546)      (634,818)    (2,207,931)

Cash flows from investing activities

  Website development costs            (224,277)             -       (224,277)
  Other assets purchased                (14,484)        (8,500)       (24,484)

     Net cash provided by
      investing activities             (238,761)        (8,500)      (248,761)

Cash flows from financing activities

  Proceeds from issuance of
   notes to officers                     4,500         165,908        179,048
  Proceeds from issuance of notes    1,052,500         558,500      1,649,400
  Repayment of notes                   (43,195)        (73,500)      (109,695)
  Proceeds from loan to affiliate        7,500               -          7,500
  Loans from director                        -           3,385        120,441
  Issuance of common stock                   -               -        630,964
  Common stock issuance costs paid     (38,568)              -        (38,568)
  Liability from sale of
   common stock rescinded                    -               -         22,260

      Net cash provided by
       financing activities            982,737         654,293      2,461,350

Net increase in cash                     4,430          10,975          4,658

Cash, beginning of period                  228           3,344              -

Cash, end of period                $     4,658    $     14,319    $     4,658

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

     The Company incurred a net loss of $1,571,279 for the nine months ended September 30, 2000, resulting in an accumulated deficit of $5,542,748. The Company's business plan is now focused on providing a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available internet technologies in the delivery of content, communication, education and instruction. Under this plan, significant cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company issued $1,057,000 in non-interest bearing promissory notes to various parties during the first nine months of 2000, which were converted to equity on August 14, 2000 (see Note 5). Since September 30, 2000, the Company has used a $50,000 advance from two of its officers to fund its operations.
     Additionally, on November 3, 2000, the Company obtained a 300,000 bank line of credit (Note 7); a portion of these proceeds were used to return the officers' advance and as of November 16, 2000 and $83,000 of the credit line remains available. Significant additional cash will be required.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances, that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

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

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of operations and cash flows for the periods ended September 30, 2000 and 1999 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

     Revenue recognition

     Revenue currently consists of fees earned from participants in the Company's sports camps. Revenue is recognized at the time the sports instructional services are provided. Cash received in advance of the instructional services is reflected as customer deposits in the consolidated balance sheet. As of September 30, 2000, all customer deposits were earned and are reflected as revenue in the condensed consolidated statements of operations.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


2    Significant accounting policies (continued)

     Website development costs

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" ("SOP 98-1") requires capitalization of certain costs incurred in the development of the core software for the Company's website infrastructure. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. During the nine months ended September 30, 2000, the Company capitalized approximately $225,000 in costs associated with the development of its website infrastructure and charged $75,000 to operations.

     Reclassifications

     Certain  reclassifications have been made to  the  condensed
     consolidated  financial  statements  shown  for  the   prior
     periods   in  order  to  conform  to  the  current  period's
     classifications.

3    Transactions with related parties

     Notes payable to officers

     Two of the Company's officers advanced the Company $179,048 in cash to be used for working capital purposes. These advances were non-interest bearing and had no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on these notes and reflected as additional paid-in capital. On August 14, 2000, these notes were converted into 358,096 shares of the Company's common stock pursuant to a Private Placement (Note 5).

     Notes payable to director

     Notes payable to director ($295,898 at September 30, 2000) includes notes payable to the Company's Chairman of the Board ($199,693) and his spouse ($96,205). These notes are non-interest bearing with a face amount aggregating $370,441, and are payable in full on December 31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

4    Notes payable and accrued interest

     Notes payable and accrued interest, totaling $29,183 at September 30, 2000, represent demand loans made to the Company by various investors as well as amounts owed to certain vendors; $5,198 of these notes are non-interest bearing and $23,985 of these notes bear interest at rates ranging from 7% to 10% per annum. On August 14, 2000, $1,574,075 of notes payable were converted into 3,148,150 shares of the Company's common stock pursuant to a Private Placement (Note 5).

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


5    Stock and option transactions

     Private Placement

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

     Stock options

     In the second quarter, the Company granted bonuses to three officers of the Company for services performed. The bonuses were paid with immediately vested options to acquire an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $.20 per share. The Company recorded a charge to operations of $518,000 in second quarter 2000, based upon the intrinsic value of the options at the grant date. Also, in lieu of cash compensation, two of these officers were granted additional options to acquire an aggregate of 600,000 shares of the Company's common stock at an exercise price of $.20 per share. These options vest ratably over the 1-year service period from 4/16/00 to 4/15/01 The Company recorded a charge to operations of $64,750 in second quarter 2000 and $77,700 in third quarter 2000, based upon the $311,000 intrinsic value of the options at the grant date.

     In the second quarter, the Company granted three members of its Advisory Board options to acquire an aggregate of 125,000 shares of the Company's common stock at an exercise price of $1.00 per share. These options vest in 1 year. The Company valued the options at $89,750 (calculated using the Black-Scholes option pricing model) and recorded a charge to operations of $5,720 in second quarter 2000 and $21,000 in third quarter 2000.

     In September 2000, the Company granted two members of its Advisory Board options to acquire an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. These options vest over six months. The Company valued the options at $287,000 and will record a charge to operations over the vesting period.

     Next Generation Networks Technology, Inc. and Kenneth O.
     Roko

     Effective November 18, 1998, the Company entered into a business and consulting services agreement with Next Generation Networks Technology, Inc. ("NGN"). In connection with the agreement, Kenneth O. Roko, NGN's Chief Executive Officer, was to serve as an officer and a member of the Company's Board of Directors and assist in the implementation of the Company's technological strategies in order to establish the Company as a major contributor and presence on the Internet. As compensation to NGN and Mr. Roko, the Company issued 200,000 shares of its common stock to NGN, 60,000 shares of common stock to Mr. Roko and also granted 1,200,000 stock options to NGN with an exercise price of $.12 per share. The Company was also obligated to pay $50,000 cash to NGN upon completion of the Company's strategic business plan.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


5    Stock and option transactions (continued)

     Next Generation Networks Technology, Inc. and Kenneth O.
     Roko (continued)

     On June 27, 2000, the Company entered into separation agreements with both NGN and Mr. Roko. Key conditions of the separation agreements are as follows: 1) the Company remains obligated to NGN for $50,000, payable in 10 equal bi-monthly installments of $5,000 ( there was a $45,000 balance as of September 30, 2000), 2) of the 1,200,000 stock options previously granted to NGN, only 400,000 options actually vested, 3) Mr. Roko surrendered 30,000 shares of common stock previously issued to him, and 4) the Company is obligated to pay $25,000 in cash to Mr. Roko ( which was paid in full as of September 30, 2000).

     American Sports Academy, LLC ("ASA")

     In the second quarter, the Company's newly formed subsidiary, ASA, assumed the operations of the Buddy Harrelson Baseball and Softball Academy ("BHBSA"). Revenue and expenses related to the Company's operation of the sports camps have been included in the Company's financial results since that date. One of the Company's officers/directors is a co-owner of the BHBSA. In connection with such assumption, the Company has verbally agreed to compensate the former owners of the BHBSA with a combination of Company stock and options based upon the future performance of ASA. Because the parties have not yet determined the consideration to be paid to BHBSA, no consideration has been reflected in the accompanying financial statements.

6    Commitments and contingencies

     Legal proceedings

     On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a settlement agreement that required the Company to pay $100,000 in cash and to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997. The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The Company is currently delinquent with its payment due on October 14th; however, the Company is currently in the process of negotiating new payment terms. The first cash installment was paid in November 1998 and the common stock was issued in June 1998.

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

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


6    Commitments and contingencies (continued)

     Legal proceedings (continued)

     The Company is delinquent in paying many of its outstanding debts and has been notified by several creditors that they have already initiated or may pursue legal remedies. The Company believes that all amounts are appropriately accrued in its financial statements. Because the Company does not currently have the financial resources to satisfy these debts, it intends to negotiate settlements with its creditors in the near term. It is not possible to predict the ultimate outcome of these matters.


7         Subsequent event

     On November 3, 2000, the Company obtained a $300,000 line of credit with European American Bank. The line of credit, which expires on June 30, 2001, provides for interest at a fluctuating rate per annum equal to the bank's prime rate plus 2%. The Company is also required to maintain a zero loan balance for a period of no less than 30 consecutive days prior to the expiration of the loan.The line of credit is guaranteed by three of the Company's officers. A portion of the credit line was used to return a $50,000 advance that the Company had received from two of its officers (Note 1).

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

     Overview

     In May 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), led by the Company's director and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser, assumed operations of the Bud Harrelson Baseball and Softball Academy. ASA has an all-star lineup of sports professionals such as Keith Hernandez and Jody Reed in baseball, and Marty Lyons in football. Existing camps in five sports (baseball, softball, soccer, wrestling and lacrosse) are now offered for children ages 5-15 with further expansion planned. The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future. Although the Company has incurred significant start-up costs, because the Company has generated only minimal revenue from operations, the Company is still considered to be in the development stages.

     The Company is continuing to develop its new Website, Sportsinfo.com. The Company plans to utilize Sportsinfo.com to provide a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available Internet technologies in the delivery of content, communication, education and instruction.

     Results of operations

     During  the  quarter ended September 30, 2000,  the  Company
     began   to  generate  revenue  from  the  ASA  sports   camp
     operations.   Revenue  for the quarter ended  September  30,
     2000 was $238,632.

     During the quarters ended September 30, 2000 and September 30, 1999, general and administrative expenses were $528,459 and $268,403 respectively. Cumulative from May 1, 1995, the Company has incurred $4,830,131 of general and administrative expenses. Product development expenses were incurred during the quarters ended September 30, 2000 and 1999 totaling $23,355 and $88,738, respectively. Cumulative from May 1, 1995, the Company has incurred $607,496 of product development expenses. Additionally, during the nine months ended September 30, 2000, the Company capitalized approximately $225,000 in costs associated with the development of infrastructure for its new Website, Sportsinfo.com.

     During the quarters ended September 30, 2000 and 1999, the Company incurred net losses of $334,937 and $357,141, respectively. During the nine months ended September 30, 2000 and 1999, the Company incurred net losses of $1,571,279 and $1,107,759, respectively. The nine-month results include non-cash charges related to stock and option compensation approximating $851,000 and $241,000, respectively.

     As of September 30, 2000 and 1999, the Company was a development stage company that had generated only minimal revenue from operations. The Company expects to incur continuing general and administrative expenses, without significant commensurate operating revenue, until such time as it is able to commence significant revenue-generating operations. The generation of revenue will be dependent upon the Company raising substantial working capital from the sales of equity securities and or obtaining funds from loan proceeds, and ASA operating revenue. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and services provider.

     Liquidity and capital resources

     The Company incurred a net loss of $1,571,279 for the nine months ended September 30, 2000, resulting in an accumulated deficit of $5,542,748. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now focused on providing a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available internet technologies in the delivery of content, communication, education and instruction. Under this plan, significant cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company issued $1,057,000 in non-interest bearing promissory notes to various parties during the first nine months of 2000, which were converted to equity on August 14, 2000 (see below). Since September 30, 2000, the Company has used a $50,000 advance from two of its officers to fund its operations.
     Additionally, on November 3, 2000, the Company obtained a 300,000 bank line of credit (see below); a portion of these proceeds were used to return the officers' advance and as of November 16, 2000, $83,000 of the credit line remains available.

     On   August  14,  2000,  the  Company  completed  a  private
     offering, where holders of the Company's notes payable exchanged their notes for Company common stock at a fixed exchange rate of $.50 per share. The Company converted a total of $1,753,123 of notes payable ($1,574,075 of notes and $179,048 of the loans from officers) into 3,506,246 restricted shares of the Company's common stock.

     On November 3, 2000, the Company obtained a $300,000 line of credit from European American Bank. The line of credit, which expires on June 30, 2001, provides for interest at a fluctuating rate per annum equal to the bank's prime rate plus 2%. The Company is also required to maintain a zero loan balance for a period of no less than 30 consecutive days prior to the expiration of the loan.The line of credit is guaranteed by three of the Company's officers. A portion of the credit line was used to return a $50,000 advance that the Company had received from two of its officers.

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

     The Company currently has seven full-time employees. In addition, there are seasonal part-time employees in the ASA operations. In the business plan, it is contemplated that additional employees will be added as funding permits. Management of the Company intends to sustain operations during the year ending December 31, 2000, with the cash resources generated by the continuing sale of common stock, issuance of stock for services, by seeking outside private sources of financing and through management's ability to control discretionary expenditures. The Company intends to continue to offer common stock or options to officers, employees and consultants for services rendered to conserve working capital.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See   Note   4   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 2000 (Exhibit Ref. No.
        27).

        (b)Reports on Form- 8-K: None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN SPORTS HISTORY INCORPORATED


Date: November 16, 2000          By:  /s/ HERBERT J. HEFKE
                                        Herbert J. Hefke
                                        President and Chief
Executive Officer