Form 10KSB
period 2000-12-31
AMERICAN SPORTS HISTORY INC
filed 2001-04-16
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

( x )     ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2000

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

              Commission file number:  33-55254-46

              AMERICAN SPORTS HISTORY INCORPORATED
-----------------------------------------------------------------
         (Name of small business issuer in its charter)

     Nevada                           87-0485307
-----------------------------  ------------------------

(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)   Identification Number)

21 MAPLE AVENUE, BAYSHORE, NEW YORK            11706-8752
-----------------------------------       ----------------
(Address of principal executive offices)   (Zip Code)
executive offices)

 Issuer's telephone number, including area code:  (631) 206-2674
 Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (x)   No ( )

     Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x)

     The issuer had revenues of $241,774 for its most recent fiscal year ended December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on March 20, 2001 was $6,959,849. As of March 20, 2001, the issuer had 13,567,272 shares of its common stock issued and outstanding.

          Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes ( )   No (x)

                             PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development:

     The Company was incorporated in the state of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH") on September 20, 1995. In March 2001, the shareholders consented to change the name of the Corporation to SportsInfo, Inc., which the Company expects to effectuate in the second quarter of 2001. On August 21,1995 AMSH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). On May 15, 1997, the Board of Directors of the Company authorized a 1 for 10 reverse stock split. On January 14, 1998, the Company acquired 100% of the capital stock of Sunset Interactive Network, Inc. a newly formed Delaware corporation ("SIN"). On January 20, 2000 the Company formed American Sports Academy, Inc., a Delaware corporation ("ASA"). On April 13, 2000, ASA converted itself to a Delaware limited liability company, American Sports Academy, LLC ("ASA"). As used in this document, the "Company" refers to AMSH and its subsidiaries, Infinet , SIN (effective January 14,
1998) and ASA (effective January 20, 2000), unless the context indicates otherwise.

     For two years prior to April 1999, the Company had attempted to publish magazines that featured sports with a nostalgia spirit. These efforts were not successful. No revenues were realized from operations and expenses were incurred during these efforts.

      In April of 1999, a new management team was recruited to develop a new business strategy. As part of its new business strategy, the Company is charting a new course to focus its efforts on developing its sports related instruction and education business around America's five major professional sports: baseball, basketball, football, hockey and soccer, and also wrestling and lacrosse (the "Business"). With respect to these areas, the Company made investments in (i) research and development of certain technologies (ii) its Internet website, SportsInfo.com, and (iii) Youth Academies (sports camps) through its subsidiary ASA.

      In April of 2000, the Company took further steps toward refining its new business strategy by concentrating additional efforts and emphasis on SportsInfo.com. As a result, the Company is now focused on providing a vertical integration vehicle for the team sports market as the central component to its business operations. The Company plans to market its products and service offerings both domestically and internationally, utilizing available technologies in the delivery of content, communication, education and instruction.

      The Company's broader intent is to position its web-based venture to serve as the nucleus for all of its sports related business activities.

SportsInfo.com

       The Company intends to build the Business around SportsInfo.com. Ideally, the web-based venture will provide the essential framework and tools to promote and assist in the development of more effective organization, communication, instruction and participation across team sports. SportsInfo.com intends to allow coaches and administrators the ability to quickly generate and post their own relevant content pertaining to their teams for the purpose of education and instruction. Additionally, it is planned that players and coaches might have unique access to a secure team environment, while the broader team community (fans) would have access to designated team related content as well as instructional and educational sports content.

      The Company believes that such a web related venture will differentiate from what currently exists in the team sports marketplace and be well received, as it will focus on providing dynamic, team-generated interactive content which is focused on education and instruction. SportsInfo.com intends to offer sports administrators, coaches and players access to its framework across multiple sports. The Company plans to take full advantage of emerging technology to maximize its effective usefulness.

     The Company believes SportsInfo.com's unique model will empower coaches, players and the extended sports community with team organization and communication, sports instruction and education, and will serve to facilitate additional community participation. In the Fall of 2000, the Company had a preliminary launch of SportsInfo.com. In connection with that launch, the Company granted selected coaches access to SportsInfo.com. Since that time, the Company has continued to further develop its tools and services to be offered to its users and is targeting its official launch of the Company's website, SportsInfo.com in late spring of 2001. The Company intends to further enhance SportsInfo.com with the intent to make it the premier vertical portal in the team sports industry.

Sports Camps:

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

      The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future. The sports camps are seasonal and operate in a series of one-week sessions. The Company also intends to offer off-line year round training and is currently discussing the use of certain indoor facilities.

     The instructional camps are integral to the Company, as they will help the Company to fulfill the instructional part of its mission. Participants in the sports camps will be provided with information regarding the Company's other products and serve to further migrate users to become part of the regular customer base.

      As an additional service to be offered camp participants, ASA plans to pursue ongoing use of the Company's "SportsVZN Card" (virtual trading card). The Company plans to develop a production version as soon as it finalizes any changes to the prototype. The Company plans to allow its customers to use the SportsVZN Card to link to the Company's website and obtain updated information, view short instructional segments, participate in on-line sessions and purchase products.

Development:

      Prior  to 1999, a minimal amount was spent on research  and development activity, and no patents were applied for and copyrights were not sought. In 1999, with the new business strategy that looked to utilize new and developing technologies, the Company spent approximately $467,000 on research and development toward the use and application of certain technologies.

      In 2000, the Company focused its development efforts on the integration of existing advanced technologies, in addition to development of its own proprietary properties, additionally expending approximately $170,371 toward research and development. The Company may secure patent or copyright protection for certain intellectual property developed.

      The Company may seek to acquire the rights to licensed property either on its own or in partnership with other companies. The acquisition of licenses can be a major undertaking requiring both capital and execution capability. There can be no assurance that the Company will be able to acquire rights to licensed property either on its own or in partnership with other companies.

Marketing and Distribution:

      Since realigning its business model in April of 2000, the Company continues to develop a marketing and distribution strategy. A key component of the overall strategy includes the creation of strong strategic alliances. The first such alliance was created in September 2000 with the National High School Coaches Association (NHSCA). The NHSCA is an organization serving nearly 60,000 member and affiliate high school coaches. The purpose of this alliance is to enhance the level of services and overall capabilities of the NHSCA coaches and extend the overall reach and revenues of the Company in the marketplace. The Company is actively seeking and developing relationships with various companies and organizations across the team sport market.

     The Company intends to reach a significant percentage of U.S. high schools, middle schools, and junior/community colleges through both traditional and less traditional marketing. The nature of the Sportsinfo.com facility provides unique opportunities to build awareness and long-term use of the facility among coaches, their teams, and their extended local communities.

Competition:

There is significant competition for the business the Company intends to pursue. On the Internet side, web users with an interest in sports can go to web sites sponsored by the major television networks (ABC, CBS, CNN, FOX, NBC), specialty sports networks (ESPN, The Golf Channel, SpeedVision) and professional sports leagues (MLB, MLS, NASCAR, (W)NBA, NFL, NHL, (L)PGA), and
sports web site businesses ("eteamz.com" and "myteam.com").   Many
of the existing participants are significantly better capitalized than the Company, have significantly larger facilities, and employ a larger number of personnel who have more experience than the Company's employees. The competition for instructional sports camps is different as the competition is largely fragmented. Here, the challenge will be entering new markets where the local competitor has been entrenched for some time.

      The market for the sports-related information and related products is intensely competitive, and the Company expects competition to increase. With regard to the Company's potential sports-related e-commerce business, there are a number of web-sites designed to sell and market such items. Some of these web-sites are direct sellers of such sports-related memorabilia. Currently, the Company believes that the Company's principal competitors are web-sites sponsored by the major television networks (ABC, CBS, CNN, FOX, NBC), specialty sports networks (ESPN, The Golf Channel, SpeedVision),professional sports leagues (MLB, MLS, NASCAR, (W)NBA, NFL, NHL, (L)PGA) and sports web site businesses ("eteamz.com" and "myteam.com"). Additionally, the cost of developing a similar web-site is low. Accordingly, the Company expects that additional web-sites that are competitive with the Company's business will develop. In the future, the Company could also face competition from traditional media companies, such as newspaper, television and radio companies, many of which currently operate web-sites. There can be no assurance that the Company will be able to compete effectively against these existing or potential competitors.

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

Sports Camps

      The competition for instructional sports camps is different as the competition is largely fragmented, as there are no national franchises of sports camps. Typically, in any given area there are multiple providers of instructional sports camps. The Company intends to continue its operations on Long Island and enter into new markets, some of which contain entrenched local competitors. The Company plans to gain market share in such areas by retaining and promoting the experience of members of management of other sports camps. Additionally, the Company may seek to retain the services of local talent through an alliance or otherwise.

Employees:

      The  Company  currently has ten full  time  employees.   In
addition,  there  are  seasonal part-time employees  in  the  ASA
operations.   In  the  business plan,  it  is  contemplated  that
additional employees will be added as funding permits.

ITEM 2.    DESCRIPTION OF PROPERTY

      The Company does not own any real estate, principal plants and/or other property. Beginning in April 1999, the Company operated its corporate offices from office facilities in Bay
Shore, New York at a current monthly rent of $1,795.

ITEM 3.    LEGAL PROCEEDINGS

      On June 30, 1996, a default judgment was entered against Infinet, the Company's wholly owned subsidiary, and certain of the Company's principal stockholders by Craig Pearson, a former shareholder of Fans Publishing, Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a proposed settlement agreement that required the Company to pay $100,000 in cash and to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997.The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,00 by October 14, 2000. The common stock was to be issued within 30 days of the effective date of the agreement. Since the first cash installment was paid in November 1998, the second payment of $95,000 has not been paid as of the March 23, 2001, and the common stock was issued in June 1998, the Company became in default of the agreement. Should any legal action be initiated against the Company due to its late payment default, the Company will vigorously defend itself.

      On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders, Robert T. Wheeler. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with Mr. Wheeler. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to Mr.

Wheeler in 1998. The Company has paid $25,000 in April 2000 and is required to pay the balance of $25,000 in November 2001.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the vote of the holders of the Company's securities during the fourth quarter ended December 31, 2000.


                             PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     (a)  Market Information

     The Company's common stock is traded in the over-the-counter market. Quotations for the common stock appear on the OTC Bulletin Board under the symbol "AMSH". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. The information set forth below, for the years ended December 31, 1999 and 2000, provided by Silicon Investor Com.


     Year Ended December 31, 1999:

     Quarter        High           Low
     1              $1.0312        $0.5000
     2              $0.8125        $0.4375
     3              $1.0100        $0.3000
     4              $0.8125        $0.3125

     Year Ended December 31, 2000:

     Quarter        High           Low
     1              $1.8750        $0.650
     2              $1.718         $0.718
     3              $3.531         $0.875
     4              $3.0625        $0.875

     Year Ending December 31, 2001:

      First Quarter
                  (through March 20, 2001)

                    High            Low
                   $1.03125        $0.625

     (b)  Holders:
     There were approximately 480 shareholders of record on March
20, 2001 of the Company's common stock with a par value of $0.001.

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

     In May 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), led by the Company's director and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser, assumed operations of the Bud Harrelson Baseball and Softball Academy, ASA has an all-star lineup of sports professionals such as Keith Hernandez and Jody Reed in baseball, and Marty Lyons in football. Existing camps in five sports (baseball, softball, soccer, wrestling and lacrosse) are now offered for children ages 5-15 with further expansion planned. The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future.

      The Company is continuing to develop its new website, Sportsinfo.com. The Company plans to utilize Sportsinfo.com to provide a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available Internet technologies in the delivery of content, communication, education and instruction.

Results of Operations -

Years Ended December 31, 2000 and 1999:

     During the year ended December 31, 2000, general and administrative expenses and product development expenses were $2,922,287 and $170,371 respectively. During the year ended December 31, 1999, general and administrative expenses and product development expenses were $738,677 and $466,708 respectively. Prior to 1999 a minimal amount was spent on research and development activity. In 2000, with the new business strategy that calls for the use of technology, the Company has spent approximately $170,371 on research and development activity. Additionally, during the year ended December 31, 2000, the Company capitalized approximately $225,000 in costs associated with the development of infrastructure for its new Website, Sportsinfo.com, which the Company expects to launch in the second quarter of 2001.

      During  the  years ended December 31, 2000  and  1999,  the
Company   had   net   losses   of  $2,850,884   and   $1,205,376,
respectively.

      As of December 31, 2000 and 1999, the Company was a development stage company that had generated only minimal revenues from operation. The Company expects to incur continuing general and administrative expenses, without any significant operating revenues, until such time as it is able to commence substantial revenue generating operations. The generation of significant revenue will be dependent upon the Company raising substantial working capital from the sale of equity securities and or obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and service provider.

Financial Condition - December 31, 2000:

      The Company incurred a net loss of $2,850,884 for the year ended December 31, 2000, resulting in an accumulated deficit of $6,822,353. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now focused on providing a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available internet technologies in the delivery of content, communication, education and instruction. Under this plan, significant cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or seek outside private sources of financing. In connection with this, the Company issued $1,052,500 in non-interest bearing promissory notes to various parties during 2000, which were converted to equity on August 14, 2000 (see below). The Company has also used a $70,000 advance from one of its officers to fund its operations. Additionally, on November 3, 2000, the Company obtained a $300,000 bank line of credit (see below).

      On August 14, 2000, the Company completed a private offering, where holders of the Company's notes payable exchanged their notes for Company common stock at a fixed exchange rate of $.50 per share. The Company converted a total of $1,753,123 of notes payable ($1,574,075 of notes and $179,048 of the loans from officers) into 3,506,246 restricted shares of the Company's common stock.

     On November 3, 2000, the Company obtained a $300,000 line of credit from European American Bank. The line of credit, which expires on June 30, 2001, provides for interest at a fluctuating rate per annum equal to the bank's prime rate plus 2%. The Company is also required to maintain a zero balance for a period of no less than 30 consecutive days prior to the expiration of the loan. The line is collateralized by substantially all the assets of the Company. $-0- of the credit line remains available. The line of credit is guaranteed by three of the Company's officers.

      During the fourth quarter of 2000, four of the Company's executives made advances totaling $390,000, on behalf of the Company, to the developer of the Company's website. Since the collection of the advances made to the website developer is uncertain, the Company has recorded an allowance for the total amount of the advances. The advances payable to the executives are due on demand and are non-interest bearing.

      There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      During the year ended December 31, 2000, the Company issued 200,000 common shares, which were valued at $175,000 for services rendered by an outside consulting firm that is owned partially by one of the officers of the Company . During the year ended December 31, 1999, the Company issued 720,000 common shares for services rendered by its employees and outside consultants, which were valued at $360,000.

      The Company currently has ten full-time employees. In addition, there are seasonal part-time employees in the ASA operations. In the business plan, it is contemplated that additional employees will be added as funding permits. Although there can be no assurances, management of the Company intends to sustain operations during the year ended December 31, 2001, with the cash resources expected to be generated by the operations that had begun in the year ended December 31, 2000, the continued sale of common stock, issuance of stock for services, by seeking outside private sources of financing and through management's ability to control discretionary expenditures. The Company intends to continue to offer common stock or options to officers, employees and consultants for services rendered to conserve working capital.

Forward-Looking Statements:

      This Annual Report on form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain.

Investors are warned that actual results may differ from management's expectations.

ITEM 7.    FINANCIAL STATEMENTS

      The  financial statements are listed at "Index to Financial
Statements" in this document.


ITEM 8.     CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

     In January 2001 the Company and Hays & Company, of New York, New York (the "Former Accountant") terminated their professional relationship by mutual agreement. The Former Accountant reported on the financial statements for the fiscal years ended December 31, 1999 and 1998. The reports of the Former Accountant did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. The reports of the Former Accountant included a statement that the Company was a development stage company, with no revenues, that has sustained losses from operations since inception. The Former Accountant stated that there was a substantial doubt about the ability of the Company to continue as a going concern. The Company did not disagree with such statements.

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

     The decision to change accountants was made by the Company's Board of Directors. In January 2001, the Board of Directors of the Company approved the engagement of the accounting firm of Marcum and Kliegman LLP as its new independent accountants to audit the Company's financial records for the year ended December 31, 2000.

     On June 14, 1999, Michelle M. Gelinas, CPA (the "Gelinas") declined to stand for reappointment as the independent public accountant for the Company. Gelinas reported on the financial statements for the fiscal years ended December 31, 1997 and 1996. The reports of Gelinas did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to any uncertainty (except as to the Company's "ability to continue as a going concern"), audit scope or accounting principle.

     During the Company's two most recent fiscal years and subsequent interim periods through the date of this report, there were no disagreements with Gelinas on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gelinas would have caused her to make reference thereto in her report on the financial statements for such years.

     PART III

Incorporated by reference to Registrant's Definitive Proxy.

Item 13. Exhibits and Reports on Form 8-K Reports on Form 8-K:

      No report on Form 8-K was filed by the Company during the last calendar quarter of 2000.

Exhibits:

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

                    EXHIBIT TABLE

Exhibit  SEC Ref. Title of Document                     Locations
No.      No.

1       (3)(i)    Articles  of  Incorporation  of      Sep/Fm10-KSB
                  National Logistics, Inc filed in     Ex. No. 3.1
                  The office of the Secretary of
                  State of the State of Nevada on
                  August 9, 1990. (A)

2       (3)(i)    Amendment to the Articles of         Sep/Fm 10-KSB
                  Incorporation of National            Ex. No. 3.2
                  Logistics, Inc. to change the name
                  of the Corporation to Fans
                  Holdings, Inc., filed in the office
                  Of the Secretary of State of the
                  State of Nevada on June 30, 1995. (A)

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

4      (3)(i)     Bylaws of National Logistics, Inc.(A) Sep/Fm10-KSB
                                                       Ex. No. 3.4

5     (10)        Employment agreement between         Jul/Fm10-KSB
                  American Sports History              Ex. No. 10.7
                  Incorporated and Vincent M. Nerlino
                  Dated January 2, 1996. (D)

6     (10)        American Sports History Incorporated Jul/Fm10-KSB
                  Employment Agreement. (D)            Ex. No. 10.8

7     (10)        Agreement between American Sports    Jul/Fm10-KSB
                  History Incorporated and NGN         Ex. No. 10.9
                  Technology, Inc dated November 18,
                  1998. (D)

8     (10)        American Sports History              Jul/Fm10-KSB
                  Incorporated Qualified Stock Option  Ex. No. 10.10
                  Agreement. (D)

9     (10)        American Sports History              Jul/Fm10-KSB
                  Incorporated Unqualified Stock       Ex.  No. 10.11
                  Option Agreement. (D)

10    (16)        Letter addressed to the Securities   Jun/Fm8-K
                  and Exchange Commission from         Ex. No. 16.2
                  Michelle Gelinas, CPA,dated June
                  14, 1999. ( C)

11    (21)        Infinet, Inc. - incorporated in the
                  state of Delaware.
                  Sunset Interactive Network, Inc.-
                  Incorporated in the state of Delaware.

12   (10)         Employment agreement between         Apr/Fm10-KSB
                  American Sports History              Ex. No. 12
                  Incorporated and Vincent M. Nerlino
                  Dated December 31, 1999. (E)


(A) These exhibits are included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1995, and filed with the Securities and Exchange Commission on September 9, 1996, and are incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(B) This exhibit is included in the Company's annual report on Form 10-KSB,for the fiscal year ended December 31, 1997, and filed with the Securities and Exchange Commission on August 26, 1998 and is incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(C) This exhibit is included in the Company's annual report on Form 8-K, dated June 14, 1999 and filed with the Securities and Exchange Commission on June 18, 1999, and is incorporated herein by reference. The reference under the column "Location" is the the exhibit number in the report on form 8-K.

(D) This exhibit is included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1998, and filed with the Securities and Exchange Commission on July, 13, 1999, and is incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(E) This exhibit is included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March, , 2000, and is incorporated herein by reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(F) The Financial Data Schedule for the year ended December 31, 2000, is presented only in the electronic filing with the Securities and Exchange Commission.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN SPORTS HISTORY INCORPORATED
                         (Resgistrant)

Date: March 20, 2001     By: /s/ HERBERT J. HEFKE
                             Herbert J. Hefke
                             President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2001     By: /s/ VINCENT M. NERLINO
                             Vincent M. Nerlino
                             Chairman and Director

March 20, 2001           By: /s/ HERBERT J. HEFKE
                             Herbert J. Hefke
                             President, Chief Executive Officer
                             and Director

March 20, 2001           By: /s/ ROBERT C. DROMERHAUSER
                             Robert C. Dromerhauser
                             Senior Vice-President-Marketing and
                             Director

March 20, 2001           By: /s/ KENNETH R. ARNOLD
                             Kenneth R. Arnold
                             Chief Administrative Officer and
                             Controller

AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                                                         CONTENTS

                                                              Page


INDEPENDENT AUDITORS' REPORT                                    F-2


  Consolidated Balance Sheet, December 31, 2000                 F-3 - F4

  Consolidated Statements of Operations, Years Ended
   December 31, 2000 and 1999 and Cumulative From May 1, 1995   F-5

  Consolidated Statement of Stockholders' Deficit, Years Ended
   December 31, 2000 and 1999                                   F-6

  Consolidated Statements of Cash Flows, Years Ended
    December 31, 2000 and 1999 and Cumulative From May 1, 1995  F-7-F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-9 - F-20

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
American Sports History Incorporated

We have audited the accompanying consolidated balance sheet of American Sports History Incorporated and subsidiaries (the "Company") (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999 and cumulative from May 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sports History Incorporated and subsidiaries as of December 31, 2000 and the results of their operations and cash flows for the years ended December 31, 2000 and 1999 and cumulative from May 1, 1995, in conformity with generally accepted accounting principles.


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

                                      /s/ Marcum & Kliegman LLP
March 8, 2001
Woodbury, New York

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                                       CONSOLIDATED BALANCE SHEET

                                                December 31, 2000


                             ASSETS


CURRENT ASSETS
 Cash                                                 $   38,239
 Employee Advances                                         3,300
 Prepaid expenses and other current assets                20,111
                                                       ---------

Total Current Assets                                      61,650

 Website development costs                               224,277
 Other assets                                             23,985
                                                       ---------

TOTAL ASSETS                                          $  309,912
                                                       =========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $  696,163
 Line of credit                                          225,000
 Notes payable and accrued interest                       28,518
 Notes payable to officer                                 70,000
 Advances payable                                        390,000
 Liability from settlement of lawsuits                   120,000
                                                       ---------

Total Current Liabilities                              1,529,681


 Notes payable to director                               303,295
                                                       ---------

TOTAL LIABILITIES                                     $1,832,976
                                                       ---------

The accompanying notes are an integral part of these consolidated financial statements

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEET, Continued

                                                December 31, 2000



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value; 25,000,000 shares
    authorized,  13,142,272 shares issued
    and outstanding                                  $    13,142
 Additional paid-in capital                            5,286,147
 Accumulated deficit ($6,737,956 accumulated during
  the development stage)                              (6,822,353)
                                                      ----------
Total Stockholders' Deficit                           (1,523,064)
                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   309,912
                                                     ===========
The accompanying notes are an integral part of these consolidated financial statements

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended         Cumulative
                                                    December 31,        From May 1,
                                               2000          1999          1995
                                         ------------------------------------------
REVENUE
 Sales                                   $     241,774   $        --   $   241,774
 Interest income                                    --             9           504
                                          ------------    ----------    ----------
Total Revenue                                  241,774             9       242,278
                                          ------------    ----------    ----------
EXPENSES
 Product development                           170,371       466,708       637,079
 General and administrative                  2,922,287       738,677     6,083,799
 Lawsuit settlements                                --            --       178,500
 Write-off  of  advances  for
   terminated acquisition                           --            --        80,856
                                           -----------    ----------    ----------
Total Expenses                               3,092,658     1,205,385     6,980,234
                                           -----------    ----------    ----------
Net loss                                   $(2,850,884)  $(1,205,376)  $(6,737,956)
                                           ===========    ==========    ==========
Basic and diluted net loss  per share      $     (0.26)  $     (0.13)
                                            ==========    ==========
Weighted  average number of common shares
  outstanding                               10,787,007     9,220,766
                                            ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements

                                 AMERICAN SPORTS HISTORY INCORPORATED
                                                     AND SUBSIDIARIES
                                        (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                      For the Years Ended December 31, 2000 and 1999

                                                                     Additional                                  Total
                                                   Common Stock       Paid-In       Unearned   Accumulated   Stockholders'
                                                Shares     Amount     Capital     Compensation   Deficit        Deficit
                                               --------------------------------------------------------------------------
BALANCE - January 1, 1999                      9,746,026   $ 9,746    $ 1,681,352   $    --   $ (2,766,093)  $ (1,074,995)

Amounts owed to director contributed to
  equity                                              --        --        249,312        --             --        249,312
Common stock rescinded                        (1,000,000)   (1,000)       (59,000)       --             --        (60,000)
Imputed interest on notes payable to officers         --        --         10,452        --             --         10,452
Stock options issued to non-employees for
   services                                           --        --         72,083        --             --         72,083
Common  stock  issued  for services              720,000       720        359,280   (52,500)            --        307,500
 Net loss                                             --        --             --        --     (1,205,376)    (1,205,376)
                                               ---------      -----     ---------    ------      ---------      ---------
BALANCE - December 31, 1999                    9,466,026      9,466     2,313,479   (52,500)    (3,971,469)    (1,701,024)

Common stock rescinded                           (30,000)       (30)       (3,570)       --             --         (3,600)
Imputed interest on notes payable to officers         --         --         8,818        --             --          8,818
Stock options issued to non-employees for
  services                                            --         --       346,215        --             --        346,215
Stock options issued to officers as payment
  of salaries                                         --         --       220,150        --             --        220,150
Stock options issued to officers as payment
 of bonuses                                           --         --       518,000        --             --        518,000
Common  stock  issued  for services              200,000        200       174,800        --             --        175,000
Conversion of notes payable, net of expense
  of $41,362                                   3,506,246      3,506     1,708,255        --             --      1,711,761
Amortization of unearned compensation                 --         --            --    52,500             --         52,500
Net loss                                              --         --            --        --     (2,850,884)    (2,850,884)
                                              ----------     ------     ---------    ------     ----------      ---------
BALANCE - December 31, 2000                   13,142,272   $ 13,142   $ 5,286,147   $    --   $ (6,822,353)  $ (1,523,064)
                                              ==========     ======     =========    ======     ==========

The accompanying notes are an integral part of these consolidated financial statements

                                       AMERICAN SPORTS HISTORY INCORPORATED
                                                           AND SUBSIDIARIES
                                              (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the Years Ended December 31, 2000 and 1999

                                               Year Ended           Cumulative
                                               December 31,         from May 1,
                                            2000        1999            1995
                                          ---------------------------------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $(2,850,884)  $(1,205,376)  $(6,737,956)
Adjustments to reconcile net loss to net
  cash used in operating activities
     Write-off of prepaid royalty                  --            --       137,500
     Depreciation and amortization expense      4,447         2,683        10,026
     Write-off of advances receivable         390,000            --       390,000
     Write-off of deposit                          --            --        30,000
     Impairment of goodwill                        --            --        14,437
     Common   stock  issued  for  partial
       settlement of lawsuit                       --            --         6,000
     Stock options issued to non-employees
        for services                          346,215        72,083       430,631
     Stock  option issued to  officers in
        payment of salaries and bonuses       738,150            --       738,150
     Amortization of unearned compensation     52,500            --        52,500
     Common stock issued for services, net
       of stock rescinded                     171,400       247,500     1,248,202
     Imputed interest on notes payable to
       officers                                 8,818        10,452        19,270
  Changes in assets and liabilities:
     Prepaid expenses and other assets        (17,161)       (6,250)      (24,969)
     Liability from settlement of lawsuits    (25,000)           --       142,500
     Accounts payable and accrued expenses    168,940       181,743       626,944
     Loan from director                            --            --       402,541
     Accrued interest                          26,533        19,116        59,797
                                             --------      --------     ---------

NET CASH USED IN OPERATING ACTIVITIES        (986,042)     (678,049)   (2,454,427)
                                             --------      --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Website development costs                   (224,277)          --       (224,277)
 Other assets purchased                       (18,448)     (10,000)       (28,448)
                                             --------      -------      ---------

NET CASH USED IN INVESTING ACTIVITIES    $   (242,725)  $  (10,000)  $   (252,725)
                                             --------      -------      ---------

The accompanying notes are an integral part of these consolidated financial statements

                                       AMERICAN SPORTS HISTORY INCORPORATED
                                                           AND SUBSIDIARIES
                                              (A Development Stage Company)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                             For the Years Ended December 31, 2000 and 1999

                                                        Year Ended        Cumulative
                                                        December 31,      from May 1,
                                                    2000         1999        1995
                                                -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes to officers  $  174,500   $  174,548   $  349,048
 Proceeds from issuance of notes                 1,052,500      573,500    1,649,400
 Proceeds from Line of Credit                      225,000           --      225,000
 Repayment of notes                               (143,860)     (66,500)    (210,360)
 Proceeds from loan from affiliate                  11,000           --       11,000
 Repayment of loan from affiliate                  (11,000)          --      (11,000)
 Loan from director                                     --        3,385      120,441
 Issuance of common stock                               --           --      630,964
 Common stock issuance costs paid                  (41,362)          --      (41,362)
 Liability from sale of common stock rescinded          --           --       22,260
                                                 ---------      -------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,266,778      684,933    2,745,391

NET INCREASE (DECREASE) IN CASH                     38,011       (3,116)      38,239

CASH - Beginning
                                                       228        3,344           --
                                                 ---------     --------    ---------
CASH - Ending                                   $   38,239   $      228   $   38,239
                                                 =========     ========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing
transactions:

On August 14, 2000, $1,753,123 of notes payable were converted into 3,506,246 shares of the Company's common stock pursuant to a private placement.

During the fourth quarter of 2000, four of the Company's executives advanced $390,000, on behalf of the Company, to the Company's website developer.

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation and Management's Plan

   The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. In the second quarter 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), assumed the operations of the Buddy Harrelson Baseball and Softball Academy (see
   Note 9). Although the Company has incurred a significant amount of start-up costs, since the Company has generated only minimal revenue from operations, it is still considered to be in the development stage.

   The Company incurred a net loss of $2,850,884 for the year ended December 31, 2000, resulting in, an accumulated deficit of $6,822,353. The Company's business plan is now focused on providing a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available internet technologies in the delivery of content, communication, education and instruction. Under this plan, significant cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. In connection with this, the Company issued $1,052,500 in non-interest bearing promissory notes to various parties during 2000, which were converted to equity on August 14, 2000 (see Note
   7). The Company also issued additional notes to its officers and obtained a $300,000 bank line of credit and as of March 8, 2001, $-0- of the credit line remains available. Significant additional cash will be required.

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

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies

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

   Intangible Assets
   During 1999, the Company acquired an Internet domain name for $6,500, which is included in other assets in the accompanying consolidated balance sheet. The domain name is being amortized using the straight-line method over 60 months.

   Revenue Recognition
   Revenue currently consists of fees earned from participants in the Company's sports camps. Revenue is recognized at the time the sports instructional services are provided. Cash received in advance of the instructional services is reflected as customer deposits in the consolidated balance sheet. As of December 31, 2000, all customer deposits were earned and are reflected as revenue in the consolidated statements of operations.

   Product Development
   Research  and  development  costs are  expensed  as  incurred.
   Costs  associated  with the development of  software  products
   will   be   capitalized  when  technological  feasibility   is
   established.

   Advertising Costs
   Advertising   costs   are   expensed   as   incurred.    Total
   advertising expense for the years ended December 31, 2000 and 1999 was $16,691 and $-0-, respectively.

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

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

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

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

   Website Development Costs
   Statement of Position 98-1, "Accounting for the Costs of Computer Software Development For or Obtained For Internal Use" ("SOP 98-1") requires capitalization of certain costs incurred in the development of the core software for the Company's website infrastructure. Costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. During the year ended December 31, 2000, the Company capitalized approximately $225,000 in costs associated with the development of its website infrastructure and charged $75,000 to operations.


NOTE 3 - Transactions with Related Parties

   Note Payable to Officer
   Note payable to officer of $70,000 at December 31, 2000, represents an advance made by one of the Company's officers in the fourth quarter of 2000 to be used for working capital purposes. This advance is non-interest bearing and has no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on this note and reflected as additional paid-in capital.

   From time to time, the Company's officers had advanced the Company funds to be used for working capital purposes. On August 14, 2000, the Company converted notes outstanding (totaling $179,048 at the time) into 358,096 shares of the Company's common stock as part of a Private Placement (see
   Note 7). These advances were non-interest bearing and had no scheduled repayment terms. Interest expense, at annual rate of 10%, has been imputed on these notes and reflected as additional paid-in capital.

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Transactions with Related Parties, continued

   Notes Payable to Director
   Notes  payable  to  director ($303,295 at December  31,  2000)
   includes notes payable to the Company's Chairman of the  Board
   ($204,685) and his spouse ($98,610).

   On December 31, 1999 the Company converted a portion of amounts previously owed to the Chairman (consisting principally of unpaid salary, totaling $403,642 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $250,000 is due. Additionally, from time to time, the Chairman's spouse had advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. In 1999, the Company converted amounts outstanding (totaling $120,441 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $120,441 is due.

   The Company has recorded these notes by calculating the present value of the future payments to be made using an imputed interest rate of 10%. The $249,312 difference between the amounts previously due to the Chairman and his spouse and the present value of the total future payments has been contributed to additional paid-in capital of the Company.


NOTE 4 - Notes Payable and Line of Credit

   Notes payable and accrued interest, totaling $28,518 at December 31, 2000, represent demand loans made to the Company by various investors as well as amounts owed to certain vendors; $4,198 of these notes are non-interest bearing and $24,320 of these notes bear interest at rates ranging from 7% to 10% per annum. On August 14, 2000, $1,574,075 of notes payable were converted into 3,148,150 shares of the Company's common stock pursuant to a Private Placement (Note 7).

   On November 3, 2000 the Company entered into an agreement with European American Bank for a $300,000 revolving line of
   credit.   The  balance outstanding under the line at  December
   31,  2000  was  $225,000.   Interest is  payable  monthly  and
   accrues  at  a rate of prime (9 1/2% at December 31, 2000)  plus
   2%.   The  Company is also required to maintain  a  zero  loan
   balance for a period of no less than 30 consecutive days prior to the expiration of the loan. The principal and all remaining interest are due on June 30, 2001 and the line is
   collateralized  by  substantially  all  the  assets   of   the
   Company.   The  line of credit is guaranteed by three  of  the
   Company's officers.

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Accounts Payable and Accrued Expenses

   Accounts   payable  and  accrued  expenses  consist   of   the
   following at December 31, 2000:

           Trade accounts payable        $ 439,322
           Accrued officers' salary        178,337
           Due to NGN (Note 8)              45,000
           Liability for rescinded stock    33,504
                                         ---------
                                         $ 696,163
                                         =========

NOTE 6 - Advances Payable

   During the fourth quarter of 2000, four of the Company's executives made advances totaling $390,000, on behalf of the Company, to the developer of the Company's website. Since the collection of the advances made to the website developer is uncertain, the Company has recorded an allowance for the total amount of the advances. The advances payable to the executives are due on demand and are non-interest bearing.


NOTE 7 - Stockholders' Deficit

   Stock and Option Transactions
   During the year 2000, the Company granted bonuses to three officers of the Company for services performed. The bonuses were paid with immediately vested options to acquire an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $.20 per share. The Company recorded a charge to operations of $518,000, based upon the intrinsic value of the options at the grant date. Also, in lieu of cash compensation, two of these officers were granted additional options to acquire an aggregate of 600,000 shares of the Company's common stock at an exercise price of $.20 per share. These options vest ratably over the 1-year service period commencing April 16, 2000. The Company recorded a charge to operations of $220,150 in 2000, based upon the intrinsic value ($310,800) of the options at the grant date. The Company granted three employees' options to acquire an aggregate of 156,000 shares of the Company's common stock at an exercise price of $1.00 per share. Two of these employees' options vest in 1 year and the other employee's options vest in 3 years. In December 2000, 200,000 shares were issued to an outside consulting firm that is owned partially by one of the officers of the Company as a bonus for services performed which resulted in a charge to operations of $175,000.

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stockholders' Deficit, continued

   Stock and Option Transactions, continued
   During the year 2000, the Company granted various members of its Advisory Board options to acquire an aggregate of 260,000 shares of the Company's common stock at an exercise price of $1.00 per share. 160,000 of these options vest in one year and the remainder vest over six months. The Company valued the options at $409,900 (calculated using the Black-Scholes option pricing model). The Company recorded a charge to operations of $346,215 and $72,083 for all non-employee options which vested during the years ended December 31, 2000 and 1999, respectively.

   Stock Options

                               2000                 1999
                                           Weighted            Weighted
                                            Average             Average
                                            Exercise           Exercise
                                   Shares    Price    Shares     Price
                                 -------------------------------------
   Outstanding-Beginning         6,920,000   $0.85  5,850,000    $0.82
    Granted                      2,021,000    0.37  1,070,000     1.00
    Exercised                           --     --          --       --
    Forfeited                   (1,550,000)   0.56         --       --
                                ----------   -----   ---------    -----
   Outstanding Ending            7,391,000   $0.78   6,920,000    $0.85
                                ==========   =====   ==========   =====
   Exercisable -  End of Year    5,149,087   $0.71    1,983,333   $0.82
                                ==========   =====   ==========   =====

   Range of Exercise Prices
                                    Weighted-
                                     Average
                      Number        Remaining        Options
      Option      Outstanding at   Contractual    Exercisable at
     Exercise      December 31,      Life (in      December 31,
       Price           2000           years)           2000

   $0.12            400,000         8                 400,000
   $0.20          1,600,000        10               1,425,753
   $1.00          5,391,000         9               3,323,334
                  ---------                         ---------
                  7,391,000                         5,149,087
                  =========                         =========
                              F-15

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Stockholders' Deficit, continued

   Stock Options, continued
   The Company applies APB No. 25 and related interpretations in accounting for options issued to employees. Stock-based employee compensation cost, if recorded under SFAS 123, would have increased the Company's net loss and net loss per share as follows:

                                      Year Ended December 31,
                                      2000              1999
   Net loss
     As reported                $(2,850,884)      $(1,205,376)
                                  =========         =========
     Proforma                   $(3,182,092)      $(1,317,376)
                                  =========         =========
   Basic  and diluted net  loss
   per share
     As reported                $(0.26)           $(0.13)
                                 =====             =====
     Proforma                   $(0.29)           $(0.14)
                                 =====             =====
   The fair value of options granted during 2000 and 1999 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility approximated 300%, (2) risk-free interest rates from 4.8% to 5.1%, (3) expected lives of 10 years, (4) and annual rate of dividends of $-0-.

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


NOTE 8 - Next Generation Networks Technology, Inc. and Kenneth O.
Roko

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

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Next Generation Networks Technology, Inc. and Kenneth O.
Roko, continued

   On June 27, 2000, the Company entered into separation agreements with both NGN and Mr. Roko. Key conditions of the separation agreements are as follows: 1) the Company remains obligated to NGN for $50,000, payable in 10 equal bi-monthly installments of $5,000 (a $45,000 balance as of December 31, 2000), 2) of the 1,200,000 stock options previously granted to NGN, only 400,000 options actually vested, 3) Mr. Roko surrendered 30,000 shares of common stock previously issued to him, and 4) the Company was obligated to pay $25,000 in cash to Mr. Roko which was paid in full during 2000.


NOTE 9 - American Sports Academy, LLC ("ASA")


   In the second quarter 2000, the Company's newly formed subsidiary, ASA, assumed the operations of the Buddy Harrelson Baseball and Softball Academy ("BHBSA"). Revenue and expenses related to the Company's operation of the sports camps have been included in the Company's financial results since that date. One of the Company's officers/directors is a co-owner of the BHBSA. The Company has verbally agreed to compensate the owners of the BHBSA with a combination of Company stock and options based upon the future performance of ASA. Since the parties have not yet determined the consideration to be paid to BHBSA, no consideration has been reflected in the accompanying financial statements.

   During 1999, BHBSA utilized a portion of the Company's office facilities at no charge. Additionally BHBSA provided $68,500 of non-interest bearing demand loans to the Company. The Company repaid $63,500 of these loans during 1999, and the balance was repaid during 2000.


NOTE 10 - Benefit From Income Taxes

   The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets or liabilities at December 31, 2000 are summarized as follows:

          Net  operating loss carryforward  $ 1,575,000
          Other items                           324,000
          Valuation  allowance on  net
          deferred tax asset                 (1,899,000)
                                             ----------
          Deferred Tax Asset, Net         $          --
                                             ==========
   The Company has provided for a full valuation allowance on the net deferred tax asset due to the uncertainty of its realization.

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Benefit From Income Taxes, continued

     There were no provisions for income taxes during the years ended December 31, 2000 and 1999 due to the Company's net losses since inception. The Company has federal net operating loss carryforwards of approximately $4,500,000, which are available to offset future taxable income, if any, expiring through 2020. These losses are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control.

     Further, the Company has not filed any federal, state or local income or franchise tax returns since inception. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.


NOTE 11 - Commitments and Contingencies

   Legal Proceedings
   On  June  30,  1996,  a default judgment was  entered  against
   Infinet, the Company's wholly-owned subsidiary, and certain of the Company's principal stockholders by a former shareholder of Fans Publishing Inc., alleging breach of contractual commitments and other matters. Effective October 14, 1997, on behalf of himself and the Company, Mr. Nerlino entered into a settlement agreement that required the Company to pay $100,000 in cash and to issue 225,000 shares of its common stock. As a result, the Company recorded a charge to operations of $122,500 in 1997. The $100,000 is payable, without interest, in two installments: $5,000 within 120 days of the agreement and $95,000 by October 14, 2000. The Company is delinquent with its payment that was due on October 14, 2000; however, the Company is currently in the process of negotiating new payment terms. The first cash installment was paid in November 1998 and the common stock was issued in June 1998.

   On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to the stockholder in 1998. The Company was also obligated to pay $50,000. At December 31, 2000, $25,000 is outstanding and due November 2001.

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

                             AMERICAN SPORTS HISTORY INCORPORATED
                                                 AND SUBSIDIARIES
                                    (A Development Stage Company)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies, continued

   Employment Agreements
   On December 31, 1999, the Company entered into a new three-year employment agreement with its Chairman of the Board and terminated the previous agreement. Pursuant to the new agreement, the Chairman is entitled to an annual base salary of $90,000. The agreement may be terminated with or without cause. As part of the agreement, the Chairman returned
   1,000,000 shares of the Company's common stock previously issued to him and converted amounts previously owed to him into a non-interest bearing note payable (Note 3). The 1,000,000 shares were originally issued in 1998 as compensation and were valued at $60,000. Accordingly, this compensation charge was reversed in 1999.

   In 1999, the Company entered into three-year employment agreements with five additional members of senior management. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial difficulties, in the initial contract year, the five employees agreed to accept a total of 520,000 shares of common stock and $190,000 of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause. As an incentive to enter into an agreement, in the second quarter of 1999, one of the officers received 200,000 shares of common stock and 750,000 stock options, with an exercise price of $1.00. This officer resigned in June 2000 and forfeited the 750,000 stock options.


NOTE 12 - Subsequent Events

   In  March  2001,  the shareholders consented to  increase  the authorized  number of shares of common stock  from  25,000,000 to 75,000,000, par value $.001 per share.

   Also in March 2001, the shareholders consented to change the name of the Corporation to "SportsInfo, Inc."

   Effective January 1, 2001, the Company entered into a service agreement with Brett Saberhagen ("Saberhagen"). In connection with the agreement, Saberhagen will perform services in connection with the development and promotion of the products of the Company and its affiliates. Under the terms of the agreement, the Company issued 50,000 restricted shares of its common stock. For each year the Agreement remains in effect, Saberhagen shall be paid, in arrears, 75,000 shares of its common stock. The Agreement shall continue for a period of four years unless terminated. The Company agrees that, during the term, Saberhagen will be the highest compensated spokesman for the Company's sports camps.

   Effective January 1, 2001, the Company entered into three one-year employment agreements with a Chief Operating Officer, a Senior Director of Software Development, and a Chief Administrative Officer. Under the terms of the employment agreements, they will receive a combined annual base salary of $310,000. They will also receive a total of 375,000 common shares of the Company as an advance on the first year's bonus. In addition, they will receive a total of 1,375,000 stock options on common shares of the Company with three year vesting and an exercise price of $1.00. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause.