Form 10KSB/A
period 2000-12-31
AMERICAN SPORTS HISTORY INC
filed 2001-04-30
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

                          Amendment No. 1

( x )     ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2000

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

               Commission file number:  33-55254-46

               AMERICAN SPORTS HISTORY INCORPORATED
--------------------------------------------------------------
          (Name of small business issuer in its charter)

     Nevada                             87-0485307
-------------------------------  ------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)   Identification Number)

21 MAPLE AVENUE, BAYSHORE, NEW YORK     11706-8752
-------------------------------      ----------------
(Address of principal executive         (Zip Code)
           offices)

  Issuer's telephone number, including area code:  (631) 206-2674

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

     Documents incorporated by reference: This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, is filed to present the information required by Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a); Item 10. Executive Compensation;
Item 11. Security Ownership of Certain Beneficial Owners and Management; and, Item 12. Certain Relationships and Related Transactions, of Form 10-KSB. Incorporated herein by this reference are the following Items of Form 10-KSB included in the Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 16, 2001, a copy of which is attached hereto as Exhibit 99.1:

ITEM NUMBER AND CAPTION

Part I

1.    Description of Business

2.    Description of Properties

3.    Legal Proceedings

4.    Submission of Matters to a Vote of Security Holders

Part II

5.    Market  for  Common Equity and  Related  Stockholder Matters

6. Management's Discussion and Analysis of Financial Condition and Results of Operations

7.    Financial Statements

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

13.   Exhibits and Reports on Form 8-K

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

   The following table and text sets forth the name and ages of all directors and executive officers of the Company and their positions and offices with the Company as of March 20, 2001. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities law is also provided.

Name                     Age Positions           Director
                                                  Since

Vincent M. Nerlino       65  Chairman             May 1995

Herbert J. Hefke         54  President & Chief    April 1999
                             Executive Officer,
                             and Director

Robert C. Dromerhauser   37  VP-Marketing, and    April 1999
                             Director

Brian Kellerman          40  Chief Operating      March 2001
                             Officer

Biographies of Directors and/or officers:

   Vincent M. Nerlino - Mr. Nerlino has been a
Director since May 1995.  He became Chairman in
April 1999 when additional officers were hired.
Previously, he was President, Chief Executive
Officer, and Secretary.

   Herbert J. Hefke, President and Chief
Executive Officer, joined the Company in April
1999. Mr. Hefke retired as a Managing Director of Morgan Guaranty Trust Company and head of Global Human Resources for J.P. Morgan & Co. Inc.
after thirty years of service. He is currently on the Board of Directors of the Long Island
Aquarium in Bay Shore, New York. Mr. Hefke oversees the general operations, with responsibility for management along with the development of new customers, advertising and investor relations.

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

   Brian Kellerman, Chief Operating Officer, joined the company on January 1, 2001. Mr. Kellerman previously served as an independent consultant to the company and he played a key role in developing the company's venture, SportsInfo.com (due to launch this spring). Prior to that, Mr. Kellerman co-founded LIONHEAD Media, Inc. and ARK Systems, Inc.
where he served as the President and the Vice
President of Operations, respectively. Before his formal involvement with the business sector, Mr.
Kellerman pursued a career as a professional basketball player. After being drafted by the Houston Rockets in 1983, Mr. Kellerman went on to play several years of professional basketball in Europe. Mr. Kellerman graduated from the University of Idaho with a Bachelor of Science degree in Business Management. During his college athletic career, Mr. Kellerman helped lead the University of Idaho's basketball team to win multiple conference championships, the "Sweet 16" of the NCAA tournament and a #6 national ranking in AP polls. Mr. Kellerman was a collegiate All-American basketball player.

Compliance with Section 16(a) of the Exchange Act:

   The Company does not have any securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and accordingly, the Company's officers, directors and affiliates are not required to file any Forms 3, 4 and/or 5.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth the annual and long-term compensation with respect to the Chief
Executive Officers and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended
December 31, 2000, 1999, and 1998. Directors are not contractually compensated for their services.

Summary Compensation Table:

                                                  Long Term Compensation
                       Annual Compensation                Awards
       (a)                (b)        (c)         (d)        (e)         (f)          (g)

                                                                     Securities
                                                         Restricted  Underlying
                                            Other Annual    Stock     Options/      All Other
    Name and                       Salary   Compensation   Award(s)     SARs       Compenation
Principal Position        Year      ($)          ($)         ($)         (#)        ($)
Vincent M. Nerlino (1)    2000    90,000
Chairman                  1999    22,500
                          1998   200,000                             1,200,000      12,000

Herbert J. Hefke(2)       2000                 26,250                  750,000
President & CEO &         1999    63,750
Director                  1998                             48,000    1,000,000

Robert C. Dromerhauser(3) 2000   111,546                  175,000      300,000
Vice-President &
Director

Arthur J. Dromerhauser(4) 2000    11,538       26,250                  550,000
Dromerhauser(4)
Director

John Schulte (5)          2000   103,848
Vice-President

(1) As per employment agreement. Amounts accrued for but only partially paid in the form of 1,250,000 and 3,000,000 shares of common stock issued to Mr. Nerlino in 1997 and 1998, respectively. The shares were valued at $55,000 and $120,000, respectively. In December 1999, Mr. Nerlino entered into a new employment agreement. Amounts owed to Mr. Nerlino were reduced and converted into a three-year note payable. In addition, Mr.
     Nerlino returned 1,000,000 shares of common stock to the Company.

(2) As per employment agreement. Salary was paid in the form of common shares in 1999. In 1998, Mr. Hefke was awarded 400,000 common shares and 1,000,000 stock options. The stock options vest over three years and have an exercise price of $1.00. A bonus was paid in 2000 in the form of 400,000 stock options. These stock options vest upon grant and have an exercise price of $.20. In 2000, an additional 350, 000 stock options were granted in lieu of cash compensation, at an exercise price of $.20. The other annual compensation represents the value of stock issued in the prior year that represents current period compensation.

(3) As per employment agreement. Salary was paid at the rate of $125,000 per annum. A bonus was paid in 2000 in the form of 300,000 stock options. These stock options vest upon grant and have an exercise price of $.20. In addition, Mr. Dromerhauser received an additional bonus of 200,000 restricted common shares of the Company at a value of $.875 per share.

(4) As per employment agreement. Salary was paid partially in cash and partially in stock options. In 2000, an additional 250,000 stock options were granted as additional compensation in lieu of cash compensation at an exercise price of $.20 per share. The other additional compensation represents the value of the stock issued, in the prior year that represents current period compensation. A bonus was paid in 2000 in the form of 300,000 stock options. These stock options vest upon grant and have an exercise price of $.20. As of December 30, 2000, Mr. Dromerhauser is no longer an officer or Director of the Company.

(5) As per employment agreement which commenced on April 13, 2000, at an annual salary of $150,000.

Option Grants:

     Stock options were granted to the following Directors and officers during 2000.

                       Percent of    Number of
                         Total       Securities
                        Options      Underlying     Exercise
                      Granted to  Options Granted  Price Per    Expiration
   Name                Employees                     Share         Date
Herbert J. Hefke         19.93%    350,000**         $ .20        4/16/10
                         22.78%    400,000*            .20        4/16/10

Robert C. Dromerhauser   17.08%    300,000*            .20        4/16/10

Arthur J. Dromerhauser   14.24%    250,000**           .20        4/16/10
                         17.08%    300,000*            .20        4/16/10

  *  These stock options vest upon grant.
  ** These stock options vest over a one-year period, commencing on the date of grant.

Year-end Option Values:

   The following table sets forth certain
information concerning the number and value of options held by each officer and director on December 31, 2000. No stock options were exercised during 2000.

                          Number of Securities         Value of Unexercised
                        Underlying Unexercised         In-the-MoneyOptions
                      Options at Fiscal Year End      at Fiscal Year End (1)
Name                 Unexercisable   Exercisable   Unexercisable   Exercisable
Vincent M. Nerlino      400,000        800,000          $0             $0

Herbert J. Hefke        333,333        666,667          $0             $0
                        400,000                                     $270,000
                        102,083        247,917     $68,906          $167,344

Robert C. Dromerhauser  400,000        800,000          $0             $0
                                       300,000                      $202,500


Arthur J. Dromerhauser        0      1,000,000          $0             $0
                                       300,000                      $202,500
                         72,917        177,083     $49,219          $119,531

(1) Represents the difference between the current market price of the common stock at fiscal year end ($0.875 per share) and the option exercise price ($.20 per share).

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

   In the second quarter of 1999, the Company entered into three-year employment agreements with additional members of management, Herbert J.
Hefke, Arthur J.Dromerhauser, and Robert C.
Dromerhauser. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. In light of the Company's current financial condition, in the initial contract year the three employees have agreed to accept a total of 420,000 shares of common stock and $190,000 of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors.
The agreements may be terminated with or without cause.

   In the second quarter of 2000, the Company entered into a one-year employment agreement with John Schulte, Vice-President of Product
Development. Under the terms of the agreement, he will receive a base salary of $150,000 per annum.

Board of Directors:

   Directors of the Company are reimbursed for travel expenses incurred in attending Board meetings. During the fiscal year ended December
31, 2000, there were meetings of the Board of Directors, with all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The following table sets forth certain
information regarding the beneficial ownership of the common stock as of March 20, 2001. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                             Amount and Nature of            Percent
Name and Address of          Beneficial Ownership              of
Beneficial Owner           Stock          Stock Options     Class (2)

Management:
Vincent M. Nerlino      2,501,750(1)        800,000          18.2%
21 Maple Avenue
Bay Shore, NY  11706

Herbert J. Hefke          854,280         1,416,667          12.5%
21 Maple Avenue
Bay Shore, NY  11706

Brian Kellerman           250,000            41,667           1.6%
21 Maple Avenue
Bay Shore, NY  11706

Robert C. Dromerhauser    260,000         1,100,000           7.5%
21 Maple Avenue
Bay Shore, NY  11706

Arthur J. Dromerhauser    663,816         1,216,667          10.4%
21 Maple Avenue
Bay Shore, NY   11706

All Directors and       4,529,846         4,575,001          50.2%
Officers as a Group
(5 persons)

* Stock options exercisable at March 20, 2001.

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

(2) Based on the 13,567,272 shares outstanding as of March 20, 2001, plus outstanding options exercisable within 60 days, owned by the above named parties.

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

   In 1999, Herbert J. Hefke, President & CEO of the Company, Arthur J. Dromerhauser, a director of the Company, and Jeffrey Hwang, Chief Financial
Officer, advanced funds to the Company in the form of a demand note payable. Mr. Hefke was owed
$132,640 at December 31, 1999.  In 2000, Herbert J.
Hefke, advanced an additional $4,500 to the Company in the form of a demand note payable. Robert C.
Dromerhauser is co-owner of the Buddy Harrelson
Baseball & Softball Academy ("BHBSA"). BHBSA also advanced funds to the Company in the form of a demand note payable and was owed $10,000 at December 31, 1999.

   In 1999, Arthur J. Dromerhauser, a member of the
Board of Directors of the Company, advanced funds in the amount of $41,908 to the Company in exchange for a demand note payable. At December 31, 1999, $41,908 remained outstanding.

   On August 14, 2000, the Company converted notes outstanding to Herbert J. Hefke and Arthur J.
Dromerhauser (totaling $179,048 at the time) into 358,096 shares of the Company's common stock as part of a private Placement transaction. These advances were non-interest bearing and had no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on these notes and reflected as additional paid-in capital.

   In the fourth quarter of 2000, Herbert J. Hefke, advanced to the Company $70,000 to be used for working capital purposes. This advance is non-interest bearing, and has no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on this note and reflected as additional paid-in capital.

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

                    AMERICAN SPORTS HISTORY INCORPORATED
                     (Resgistrant)


Date: April 30, 2001  By: /s/ Herbert J. Hefke
                      President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 2001  By: /s/ Vincent M. Nerlino
                      Chairman and Director

  April 30, 2001      By: /s/ Herbert J. Hefke
                      President, Chief Executive Officer
                      and Director

  April 30, 2001      By: /s/ Robert C. Dromerhauser
                      Senior Vice-President-Marketing and
                      Director

  April 30, 2001      By: /s/ Kenneth R. Arnold
                      Chief Administrative Officer
                      and Controller