Form 10QSB
period 2001-03-31
AMERICAN SPORTS HISTORY INC
filed 2001-05-21
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     ( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

             For the quarterly period ended March 31, 2001

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

                Yes ( X )                  No (   )

     As of May 16, 2001, the issuer had 13,567,272 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (  ) No (X)

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                  FORM 10-QSB - MARCH 31, 2001


                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     March 31, 2001 and December 31, 2000                       1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended March 31, 2001 and 2000
       and cumulative from May 1, 1995                          2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months ended March 31, 2001 and 2000
       and cumulative from May 1, 1995                          3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     4 - 6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                       7 - 8

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                   9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                    9

SIGNATURES                                                     10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,    December 31,
                                                        2001          2000
                                                     (Unaudited)
ASSETS

Current assets
  Cash                                             $    4,890    $    38,239
  Employee Advances                                        -           3,300
  Prepaid expenses and other current assets            12,736         20,111
                                                      -------        -------

     Total current assets                              17,626         61,650

  Website development costs                           224,277        224,277
  Other assets                                         21,193         23,985
                                                      -------        -------
TOTAL ASSETS                                       $  263,096      $ 309,912
                                                      =======        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses            $  875,883     $  696,163
  Customer Deposits                                    10,941          -
  Line of credit                                      300,000        225,000
  Notes payable and accrued interest                   37,155         28,518
  Notes payable to officer                             77,600         70,000
  Advances Payable                                    390,000        390,000
  Liability from settlement of lawsuit                120,000        120,000
                                                      -------        -------
     Total current liabilities                      1,811,579      1,529,681

Notes payable to director                             309,560        303,295
                                                    ---------      ---------
TOTAL LIABILITIES                                   2,121,139      1,832,976

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value; 25,000,000 shares      13,567         13,142
  authorized, 13,567,272 shares issued
  and outstanding
 Additional paid-in capital                         5,929,467      5,286,147
 Accumulated deficit ($7,388,555 accumulated       (7,472,952)    (6,822,353)
  during the development stage)
 Unearned compensation                               (328,125)        -
                                                   -----------    -----------
     Total stockholders' deficit                   (1,858,O43)    (1,523,064)
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  263,096     $  309,912
                                                   ===========    ===========
See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                                  Cumulative
                                         Three months ended         from
                                             March 31,              May 1,
                                         2001        2000           1995
                                         ------------------------------------
REVENUE
  Sales                                  $   -      $    -         $ 241,774
  Interest income                            -           -               504
                                          -------    ---------       -------
Total Revenue                                -           -           242,278
                                          -------    ---------       -------
EXPENSES
  Product development                        -        63,827         637,079
  General and administrative             650,599     269,859       6,734,398
  Lawsuit settlements                        -           -           178,500
  Write-off of advances for
    terminated acquisition                   -           -            80,856
                                         -------    ---------       --------

TOTAL EXPENSES                           650,599     333,686       7,630,833
                                         -------    ---------       --------
Net loss                              $ (650,599) $ (333,686)   $ (7,388,555)
                                      ==========  ===========   ============

Basic and diluted net loss per share    $  (0.05) $    (0.04)
                                      ==========  ===========
Weighted average number of common
 shares outstanding                   13,567,272   9,466,026


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                            Three months ended     Cumulative
                                                 March 31,         From May 1,
                                              2001          2000       1995
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $ (650,599)  $ (333,686)  $(7,388,555)
 Adjustments to reconcile net loss to
  net cash used in operating activities
    Write-off of prepaid royalty                  -            -       137,500
    Depreciation and amortization expense     3,327          750        13,353
    Write-off of advances receivable              -            -       390,000
    Write-off of deposit                          -            -        30,000
    Impairment of goodwill                        -            -        14,437
    Common  stock  issued for partial             -            -         6,000
      settlement of lawsuit
    Stock options issued to non-            236,103       44,562       666,734
     employees for services
    Stock options issued to officers in
     payment of salaries and bonuses         77,700            -       815,850
    Amortization of unearned compensation         -            -        52,500
    Common stock issued for services, net
     of stock rescinded                           -       45,000     1,248,202
    Imputed interest on notes
      payable to officers and directors       9,400        4,409        28,670

  Changes in assets and liabilities
   Employee advance                           3,300            -         3,300
   Prepaid expenses and other assets          7,375        3,750       (17,594)
   Liability from settlement of lawsuits          -            -       142,500
   Accounts payable and                     179,720       76,929       806,664
    accrued expenses
   Customer deposits                         10,941            -        10,941
   Loan from director                             -            -       402,540
   Accrued interest                             335       12,338        60,132
                                           --------     --------     ---------
NET CASH USED IN OPERATING ACTIVITIES      (122,398)    (145,948)    2,576,825)
                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Website development costs                      -            -      (224,277)
   Other assets purchased                      (535)           -       (28,983)
                                           --------      --------    ---------
NET CASH USED IN INVESTING ACTIVITIES          (535)           -      (253,260)
                                           --------      --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes to
   officers                                   7,600        4,500       356,648
 Proceeds from issuance of notes             12,000      637,500     1,661,400
 Proceeds from line of credit                75,000                    300,000
 Repayment of notes                          (3,698)     (20,000)     (214,058)
 Loans from director                              -            -       120,441
 Repayment of loan from director             (1,318)           -        (1,318)
 Proceeds from loan from affiliate                -            -        11,000
 Repayment of loan from affiliate                 -            -       (11,000)
 Issuance of common stock                         -            -       630,964
 Common stock issuance costs paid                 -            -       (41,362)
 Liability from sale of
  common  stock rescinded                         -            -        22,260
                                           --------      --------      -------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                       89,584      622,000     2,834,975
                                           --------      --------    ---------
NET INCREASE (DECREASE) IN CASH             (33,349)     476,052         4,890

CASH, beginning of period                    38,239          228             -
                                           --------      -------     ---------
CASH, end of period                       $   4,890    $ 476,280    $    4,890
                                          =========    =========    ==========

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

           THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1    Basis of presentation and management's plan

     The  Company  was  incorporated in the State  of  Nevada  on
     August   9,  1990  as  National  Logistics,  Inc.   National
     Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. In the second quarter 2000, the Company's newly formed subsidiary, American Sports Academy , LLC ("ASA"), assumed the operations of the Buddy Harrelson Baseball and Softball Academy .Although the Company has incurred a significant amount of start-up costs, since the Company has generated only minimal revenue from operations, it is still considered to be in the development stage.

     The  Company incurred a net loss of $650,599 for  the  three months ended March 31, 2001, resulting in an accumulated deficit of $7,472,952. The Company's business plan is now focused on sports camps and providing a vertical integration vehicle for the team sports market, both domestically and internationally, utilizing available internet technologies in the delivery of content, communication, education and instruction. Under this plan, significant cash will be required to pay
     off current  debt  and  fund   its implementation. During the
     year ended December 31, 2000, the Company capitalized approximately $225,000 in costs associated with developemnt of its new website, Sportsinfo.com. Completion is contingent on the ability of the Company to raise additional funds in this very difficult financial environment. The Company's intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing. During the quarter ended March 31, 2001, the Company issued additional notes to its officers and related parties in the amount of $19,600 and borrowed $75,000 under its line of credit. As of May 16, 2001, -0- of the credit line remains available. Significant additional cash will be required.

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

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations  and cash flows for the three months ended March
     31, 2001 and 2000 and cumulative from May 1, 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting
     only of normal  recurring  accruals,  which   management
     considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2000 consolidated financial statements.

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

3    Transactions with related parties

     Notes payable to officers

     Notes payable to officers of $77,600 at March 31, 2001 represents advances made by one of the Company's
     officers  to  be  used for working capital purposes.   This
     advance is non-interest bearing and has no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on this note and reflected as additional paid-in capital.

     Notes payable to director

     Notes payable to director ($309,560 at March 31, 2001) includes notes payable to the Company's Chairman of the Board ($208,485) and his spouse ($101,075). These notes are
     non-interest  bearing  with  a  face   amount   aggregating
     $370,441, and are payable in full on December 31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

4    Notes payable and accrued interest

     Notes payable and accrued interest totaling $37,155 at March
     31, 2001 represent loans made to the Company by various investors; $12,500 of these notes are non-interest bearing and $24,655 of these notes bear interest at rates ranging from 7% to 10% per annum.

     On November 3, 2000 the Company entered into an agreement with European American Bank for a $300,000 revolving line of credit.
     The balance outstanding under the line at March 31, 2001 was $300,000. Interest is payable monthly and accrues at a rate of prime (8% at March 31, 2001) plus 2%. The Company is also required to maintain a zero loan balance for a period of no less than 30 consecutive days prior to the expiration of the loan. The principal and all remaining interest are due June 30, 2001 and the line is collateralized by substantially all the assets of the Company. The line of credit is guaranteed by three of the Company's officers.

5    Advances Payable

     During the fourth quarter of 2000, four of the Company's executives made advances totaling $390,000, on behalf of the Company, to the developer of the Company's website. Since the collection of the advances to the website developer is uncertain, the Company has recorded an allowance for the total amount of the advances. The advances payable to the executives are due on demand and are non-interest bearing.

6    Stockholders' deficit

     Stock and stock option transactions

     Effective January 1, 2001, the Company entered into a service agreement with Bret Saberhagen ("Saberhagen"). In connection with the agreement, Saberhagen will perform services in connection with the development and promotion of the products of the Company and its affiliates. Under the terms of the agreement, the Company issued 50,000 restricted shares of its common stock. For each year the agreement remains in effect, Saberhagen shall be paid, in arrears, 75,000 shares of its common stock. The agreement shall continue for a period of four years unless terminated. The Company agrees that, during the term, Saberhagen will be the highest compensated spokesman for the Company's sports camps.

     Effective January 1, 2001, the Company entered into three one-year employment agreements with a Chief Operating Officer, a Senior
     Director of Software Development, and a Chief Administrative Officer.
     Under the terms of the employment agreements, they will receive a combined annual base salary of $310,000. The Company issued a total of 375,000 common shares to these individuals. The nature of this transaction, as it relates to compensation, has not been determined by the Board of Directors of the Company and, accordingly, the entire $328,125 value of these shares has been recorded as unearned compensation. In addition, they will receive a total of 1,125,000 stock options on common shares of the Company with three year vesting and an exercise price of $1.00. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause.

     Additionally, during the quarter ended March 31, 2001, the Company recorded a charge to operations of $313,803 which represents the amortized cost of stock options previously granted to employees and consultants.

7    American Sports Academy, LLC ("ASA")

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

8    Commitments and contingencies

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

     On August 2,1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November
     2, 1998, the Company entered into a settlement agreement with the stockholder. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to the stockholder in 1998. The Company is also obligated to pay $50,000. At March 31, 2001, $25,000 is outstanding and due November 2001.

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

     In March 2001, the shareholders consented to increase the authorized number of shares of common stock from 25,000,000 to 75,000,000, par value $.001 per share. The Company has not effectuated the change at this time.

     Also in March 2001, the shareholders consented to change the name of the Corporation to "SportsInfo, Inc." The Company has not effectuated the change at this time.

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

     In May 2000, the Company's subsidiary, American Sports  Academy,
     LLC ("ASA"), led by the Company's director and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser, assumed operations of the Bud Harrelson Baseball and Softball Academy. ASA has an all-star lineup of sports professionals such as Keith Hernandez and Bret Saberhagen in baseball, and Marty Lyons in football. Existing camps in five sports (baseball, softball, soccer, wrestling and lacrosse) are now offered for children ages 5-15 with further expansion planned. The
     Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future.

     The Company is continuing to develop its new website, Sportsinfo.com. Completion is contingent on the ability of the Company to raise additional funds in this very difficult financial environment.

Results of Operations -

     During the quarter ended March 31, 2001, general and administrative expenses were $650,599. During the quarter ended March 31, 2000 general and administrative expenses and product development expenses were $269,859 and $63,827 respectively. Prior to 1999 a minimal amount was spent on research and development activity. Cumulative from May 1, 1995, the Company has incurred $637,279 of product development expenses.

     During the quarters ended March 31, 2001 and 2000, the Company had net losses of $650,599 and $333,686, respectively.

     As  of  March  31,  2001 and 2000,  the  Company  was  a development
     stage  company  that  had  generated  only   minimal revenues from
     operation. The Company expects to incur continuing general and administrative expenses, without any significant operating revenues, until such time as it is able to commence substantial
     revenue generating operations.   The  generation  of significant
     revenue will be dependent upon the  Company  raising substantial
     working capital from the sale of  equity  securities and   or
     obtaining funds from loan proceeds, and operating revenues. There can be no assurances, however, that the Company will ultimately be successful in raising the necessary capital and in establishing itself as a sports information and service provider.

Liquidity and Capital Resources:

     The  Company incurred a net loss of $650,599 for the quarter ended
     March 31, 2001, resulting in an accumulated deficit of $7,472,952. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now focused on sports camps and providing a vertical integration vehicle for the team sports market, both domestically and internationally,
     utilizing available internet technologies in the   delivery  of  content,
     communication,   education   and instruction.  Under this plan, significant
     cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or seek outside private sources of financing. The Company issued additional notes to its officers and related parties in the amount of $19,600, and borrowed the remaining $75,000 under its line of credit. The line of credit totaling $300,000 is due on June 30, 2001 and requires that the Company maintain a zero loan balance for a period of no less than 30 consecutive days prior to the expiration of the loan, and such period has not occurred as of May 16, 2001. Significant additional cash will be required.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital,it will not be able to implement its business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See   Note   7   to   Condensed  Consolidated   Financial
        Statements "Commitments and Contingencies."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits: None

        (b)Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 30, 2001, reporting under item 4 a change in the Company's certifying accountants.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN SPORTS HISTORY INCORPORATED


Date:  May 16, 2001           By: /s/ HERBERT J. HEFKE
                                  Herbert J. Hefke
                                  President and Chief Executive Officer