Form 10QSB
period 2001-06-30
AMERICAN SPORTS HISTORY INC
filed 2001-08-17
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     ( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
           ACT OF 1934

             For the quarterly period ended June 30, 2001

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

     As of August 17, 2001, the issuer had 14,167,272 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (  ) No  (X)

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

                  FORM 10-QSB - JUNE 30, 2001


                              INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     June 30, 2001 and December 31, 2000                             1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended June 30, 2001 and
     2000 and cumulative from May 1, 1995                            2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the six months ended June 30, 2001 and 2000
     and cumulative from May 1, 1995                                 3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          4 - 6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION                                           7 - 8

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                        9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         9

SIGNATURES                                                          10


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      June 30,    December 31,
                                                        2001       2000

(Unaudited)
ASSETS

Current assets
  Cash                                         $   89,629    $    38,239
  Employee Advances                                 4,200          3,300
  Prepaid expenses and other current assets        33,716         20,111
                                                   -------        -------

     Total current assets                         127,545         61,650

  Website development costs                       227,416        224,277
  Other assets                                     20,116         23,985
                                                  -------        -------
TOTAL ASSETS                                   $  375,077    $   309,912
                                                  =======        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses        $1,154,587    $   696,163
  Customer Deposits                               171,808              -
  Line of credit                                  300,000        225,000
  Notes payable and accrued interest               72,490         28,518
  Notes payable to officer                         92,600         70,000
  Advances Payable                                390,000        390,000
  Liability from settlement of lawsuit            120,000        120,000
                                                  -------        -------
     Total current liabilities                  2,301,485      1,529,681

Notes payable to director                         317,332        303,295
                                                ---------      ---------
TOTAL LIABILITIES                               2,618,817      1,832,976

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value;
   25,000,000 shares authorized,                   13,567         13,142
   13,567,272 and 13,142,272 shares
  issued and outstanding in 2001 and 2000,
  respectively
 Additional paid-in capital                     5,881,508      5,286,147
 Accumulated deficit ($8,054,418 accumulated   (8,138,815)    (6,822,353)
  during the development stage)
                                                -----------    -----------
     Total stockholders' deficit               (2,243,740)    (1,523,064)
                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $   375,077     $  309,912
                                                ===========    ===========

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                                            Cumulative
                                Three months ended                Six months ended              from
                                      June 30,                         June 30,            May 1, 1995
                               2001            2000            2001             2000            1995
REVENUE
Sales                    $     40,187    $    21,755           40,187           21,755    $    281,961

Interest income                                                                                    504

 Total Revenue                 40,187         21,755           40,187           21,755         282,465


EXPENSES

Product Development            14,092         53,606           14,092          117,433         651,171
General and administrative    691,958        870,805        1,342,557        1,140,664       7,426,354
Lawsuit settlements                                -                                           178,500
Write-off of advances for
 terminated acquisition                            -                                            80,856

                              706,045        924,411        1,356,644        1,258,097       8,336,883
Net loss                  $  (665,863)   $  (902,656)   $  (1,316,462)   $  (1,236,342)   $ (8,054,418)

 Basic and diluted net
loss per share            $     (0.05)   $     (0.10)   $       (0.10)   $       (0.13)

 Weighted average number
 of common shares
 outstanding               13,567,272      9,465,367       13,567,272        9,464,707

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                 Six months ended         Cumulative
                                                      June 30,            From May, 1
                                               2001           2000          1995
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                                  $(1,316,462)   $ (1,236,342)   $ (8,054,418)
 Adjustments to reconcile net loss to
  Net cash used in operating activities
    Write-off of prepaid royalty                                               137,500
    Depreciation and amortization expense        4,405           1,629          14,431
    Write-off of advance receivable                                            390,000
    Write-off of deposit                                                        30,000
    Impairment of goodwill                                                      14,437
    Common stock issued for partial
     settlement of lawsuit                                                       6,000
    Stock options issued to non-
     employees for services                    232,768          80,874         663,399
    Stock options issued to officers in
     payment of salaries and bonuses            90,650                         828,800
    Amortization of unearned compensation                                       52,500
    Common stock issued to employees in
     payment of salaries                       225,000                         225,000
    Common stock issued for services, net
     of stock rescinded                         43,750         631,650       1,291,952
    Imputed interest on notes payable
     to officers and directors                  19,774           8,818          39,044

   Changes in assets and liabilities
    Employee advance                              (900)                           (900)
    Prepaid expense and other current assets   (13,605)        (75,329)        (38,574)
    Liability from settlement of lawsuits                      (25,000)        142,500
    Accounts payable and
     accrued expenses                          458,424          (5,946)      1,085,368
    Customer deposits                          171,808         100,699         171,808
    Loan from director                                                         402,541
    Accrued interest                               670          21,469          60,467
                                            ----------       ---------   -------------

NET CASH USED IN OPERATING ACTIVITIES          (83,718)       (497,478)     (2,538,145)
                                            ----------       ---------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Website development costs                   (3,139)       (121,277)       (227,416)
    Other assets purchased                        (535)         (3,101)        (28,983)
                                            ----------       ---------   -------------
NET CASH USED IN INVESTING ACTIVITIES           (3,674)       (124,378)       (256,399)
                                            ----------       ---------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes to
     officers                                   22,600          4,500          371,648
    Proceeds from issuance of notes             47,000      1,052,500        1,696,400
    Proceeds from line of credit                75,000                         300,000
    Repayment of notes                          (3,698)       (25,500)        (214,058)
    Loans from director                                                        120,441
    Repayment of loan from director             (1,318)                         (1,318)
    Proceeds from loan from affiliate                                           11,000
    Repayment of loan from affiliate                                           (11,000)
    Issuance of common stock                                                   630,964
    Common stock issuance costs paid              (802)                        (42,164)
    Liability from sale of
     common stock rescinded                                                     22,260
                                            ----------      ---------    -------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                         138,782      1,031,500        2,884,173
                                            ----------      ---------    -------------
NET INCREASE (DECREASE) IN CASH                 51,390        409,644           89,629

CASH, beginning of period                       38,239            228                -
                                            ----------      ---------    -------------
CASH, end of period                        $    89,629        409,872    $      89,629

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

           THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


1    Basis of presentation and management's plan

     The Company was incorporated in the State  of
     Nevada   on   August  9,  1990  as   National
     Logistics,  Inc.  National  Logistics,   Inc.
     changed  its name to Fans Holdings,  Inc.  on
     June  30,  1995, and subsequently to American
     Sports  History Incorporated ("AMSH"  or  the
     "Company") on September 20, 1995.  On  August
     21,  1995, AMSH acquired 100% of the  capital
     stock  of  Infinet,  Inc.  ("Infinet").   For
     accounting   purposes,  the  acquisition   of
     Infinet  by  AMSH  has  been  treated  as   a
     recapitalization of Infinet, with Infinet  as
     the acquirer (reverse acquisition).  AMSH had
     no  assets  or operations prior to May  1995.
     In  the  second  quarter 2000, the  Company's
     newly   formed  subsidiary,  American  Sports
     Academy,  LLC ("ASA"), assumed the operations
     of  the Buddy Harrelson Baseball and Softball
     Academy.  Although the Company has incurred a
     significant  amount of start-up costs,  since
     the   Company  has  generated  only   minimal
     revenue   from  operations,   it   is   still
     considered to be in the development stage.

     The Company incurred a net loss of $1,316,462
     for  the  six  months ended  June  30,  2001,
     resulting   in  an  accumulated  deficit   of
     $8,138,815.  The Company's business  plan  is
     now  focused on sports camps and providing  a
     vertical  integration vehicle  for  the  team
     sports   market,   both   domestically    and
     internationally, utilizing available internet
     technologies  in  the  delivery  of  content,
     communication,  education  and   instruction.
     Under  this  plan, significant cash  will  be
     required to pay off current debt and fund its
     implementation.   During   the   year   ended
     December  31,  2000, the Company  capitalized
     approximately  $225,000 in  costs  associated
     with   development   of  its   new   website,
     Sportsinfo.com.  Completion is contingent  on
     the   ability   of  the  Company   to   raise
     additional  funds  in  this  very   difficult
     financial    environment.    The    Company's
     intention  is  to raise capital  through  the
     sale  of its equity securities and/or to seek
     outside private sources of financing.  During
     the  six  months  ended June  30,  2001,  the
     Company  issued  additional  notes   to   its
     officers and related parties in the amount of
     $44,600  and borrowed $75,000 under its  line
     of credit. In addition, on June 15, 2001, the
     Company  issued  a  note for  $25,000  to  an
     outside investor. As of August 17, 2001,  -0-
     of   the   credit  line  remains   available.
     Significant additional cash will be required.

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

2    Significant accounting policies

     Interim financial information

     The  condensed consolidated balance sheet  as
     of   June   30,   2001,  and  the   condensed
     consolidated  statements  of  operations  and
     cash flows for the six months ended June  30,
     2001  and  2000 and cumulative  from  May  1,
     1995,  have  been  prepared  by  the  Company
     without   audit.   These  interim   financial
     statements     include    all    adjustments,
     consisting only of normal recurring accruals,
     which  management considers necessary  for  a
     fair presentation of the financial statements
     for  the  above  periods.   The  results   of
     operations for the six months ended June  30,
     2001,  are  not  necessarily  indicative   of
     results that may be expected for any other interim periods or for the full year.

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

     Reclassifications

     Certain   accounts   in  the   prior   period
     financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications have no effect on previously reported operations.

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

     New Accounting Standards

     During  the period ended March 31, 2001,  the
     Company  adopted SFAS No. 133.  SFAS No.  133
     establishes    accounting    and    reporting
     standards    for   derivative    instruments,
     including   certain  derivative   instruments
     embedded  in  other  contracts  (collectively
     referred to as derivatives), and for  hedging
     activities.  This Statement requires that  an
     entity  recognize all derivatives  as  either
     assets   or   liabilities  in  the  condensed
     consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of
     SFAS No. 133 did not have any material impact on the financial statements of the Company.

     In   July   2001,  the  Financial  Accounting
     Standards   Board  issued   SFAS   No.   141,
     "Business  Combinations," and SFAS  No.  142,
     "Goodwill and Other Intangible Assets."  SFAS
     No.  141  provides guidance on the accounting
     for  a  business combination at  the  date  a
     business   combination  is  completed.    The
     statement  requires the use of  the  purchase
     method   of   accounting  for  all   business
     combinations initiated after June  30,  2001,
     thereby  eliminating use of  the  pooling-of-
     interests  method.   SFAS  No.  142  provides
     guidance  on how to account for goodwill  and
     intangible  assets  after an  acquisition  is
     completed.   The Company does not expect  the
     implementation of SFAS No. 141 and 142 to have a material impact on the financial statements of the Company.


3    Transactions with related parties

     Notes payable to officers

     Notes payable to officers of $92,600 at  June
     30,  2001 represents advances made by one  of
     the Company's officers to be used for working
     capital  purposes.   This  advance  is   non-
     interest   bearing  and  has   no   scheduled
     repayment terms. Interest expense, at an annual rate of 10%, has been imputed on this note and reflected as additional paid-in capital.

     Notes payable to director

     Notes  payable to director ($317,332 at  June
     30,  2001)  includes  notes  payable  to  the
     Company's  Chairman of the  Board  ($213,730)
     and  his spouse ($103,602).  These notes  are
     non-interest  bearing  with  a  face   amount
     aggregating $370,441, and are payable in full on December 31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

4    Notes payable and accrued interest

     Notes  payable and accrued interest  totaling
     $72,490 at June 30, 2001 represent loans made to the Company by various investors; $22,500 of these notes are non-interest bearing and $49,990 of these notes bear interest at rates ranging from 7% to 10% per annum.

     In   June  2001  the  Company  renewed   it's
     agreement with European American Bank  for  a
     $300,000  revolving  line  of  credit.    The
     balance  outstanding under the line  at  June
     30,  2001  was $300,000.  The line of  credit
     bears  interest  at  the  bank's  prime  rate
     (6.75% at June 30, 2001) plus a margin of  2%
     per  annum.  The interest is payable  monthly
     and  the line expires on September 30,  2001.
     The  line  is collateralized by substantially
     all   the  assets  of  the  Company  and   is
     personally   guaranteed  by  three   of   the
     Company's officers.

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

6    Stockholders' deficit

     Stock and stock option transactions

     Effective   January  1,  2001,  the   Company
     entered  into a service agreement  with  Bret
     Saberhagen   ("Saberhagen").   In  connection
     with  the agreement, Saberhagen will  perform
     services  in  connection with the development
     and  promotion of the products of the Company
     and  its affiliates.  Under the terms of  the
     agreement,   the   Company   issued    50,000
     restricted  shares of its  common  stock  and
     recorded  a  charge to operations of  $43,750
     based  on  the  quoted market  price  of  the
     common  stock.   For each year the  agreement
     remains in effect, Saberhagen shall be  paid,
     in  arrears,  75,000  shares  of  its  common
     stock.  The Company is recording a charge  to
     operations over the twelve month period  that
     services  are  performed measured  using  the
     fair  value  of  the  common  stock  at  each
     interim    reporting   period    until    the
     performance is complete. The agreement  shall
     continue  for  a period of four years  unless
     terminated.  The Company agrees that,  during
     the  term,  Saberhagen will  be  the  highest
     compensated   spokesman  for  the   Company's
     sports camps.

     Effective   January  1,  2001,  the   Company
     entered   into   three  one-year   employment
     agreements with a Chief Operating Officer,  a
     Senior Director of Software Development,  and
     a  Chief  Administrative Officer.  Under  the
     terms of the employment agreements, they will
     receive  a  combined annual  base  salary  of
     $310,000.   The company temporarily suspended
     the  cash  portion of compensation  effective
     May  4,  2001. The Company issued a total  of
     375,000  common shares to these  individuals.
     The   Company   has   recognized   the   cost
     attributable to these shares in the amount of
     $225,000  in the second quarter of 2001.   In
     addition,  they  will  receive  a  total   of
     1,125,000  stock options on common shares  of
     the  Company with three year vesting  and  an
     exercise  price of $1.00.  Additionally,  the
     base  salaries  may  be  increased  based  on
     certain  performance milestones and  must  be
     approved  by  the Company's President,  Chief
     Executive Officer and Board of Directors. The
     agreements may be terminated with or  without
     cause.
6    Stockholders' deficit, continued

     Additionally,  during the  six  months  ended
     June  30, 2001, the Company recorded a charge
     to  operations of $323,418, which  represents
     the   amortized   cost   of   stock   options
     previously    granted   to   employees    and
     consultants.

     The  Company has filed Form S-8 on  July  30,
     2001  to  register 500,000 shares  of  common
     stock issued as compensation to C.J. LaScala,
     for  consulting  and business  services  from
     January  1, 2001 through December  31,  2001,
     and  100,000 shares to four employees of  the
     Company    as   compensation   for   services
     rendered. The four employees were issued the shares in settlement for previously accrued expenses and unpaid compensation.

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

8    Commitments and contingencies

     Legal proceedings

     On  June  30,  1996, a default  judgment  was
     entered against Infinet, the Company's wholly
     owned   subsidiary,  and   certain   of   the
     Company's principal stockholders by a  former
     shareholder of Fans Publishing Inc., alleging
     breach  of contractual commitments and  other
     matters.   Effective  October  14,  1997,  on
     behalf  of  himself  and  the  Company,   Mr.
     Nerlino, the Company's chairman, entered into
     a  settlement  agreement  that  required  the
     Company to pay $100,000 in cash and to  issue
     225,000  shares of its common  stock.   As  a
     result,  the  Company recorded  a  charge  to
     operations of $122,500 in 1997.  The $100,000
     is   payable,   without  interest,   in   two
     installments:  $5,000 within 120 days of  the
     agreement  and $95,000 by October  14,  2000.
     The  Company  is delinquent with its  payment
     that  was  due on October 14, 2000;  however,
     the  Company is currently in the  process  of
     negotiating  new  payment terms.   The  first
     cash  installment was paid in  November  1998
     and the common stock was issued in June 1998.

     On  August  2,1996,  the  Company  became   a
     defendant  in  a case involving  one  of  its
     current  stockholders.  The  stockholder  was
     seeking  a  refund of approximately $200,000,
     the original amount invested in the Company's
     common  stock.   On  November  2,  1998,  the
     Company  entered into a settlement  agreement
     with   the  stockholder.   Pursuant  to   the
     agreement,  the Company issued 50,000  shares
     of  its  common  stock to the stockholder  in
     1998.   The Company is also obligated to  pay
     $50,000.   At  June  30,  2001,  $25,000   is
     outstanding and due November 2001.

     The  Company is delinquent in paying many  of
     its  outstanding debts and has been  notified
     by  several creditors that they have  already
     initiated or may pursue legal remedies.   The
     Company   believes  that  all   amounts   are
     appropriately   accrued  in   its   financial
     statements.   Since  the  Company  does   not
     currently
8    Commitments and contingencies, continued

     have the financial resources to satisfy these debts, it intends to negotiate settlements with its creditors in the near term. It is not possible to predict the ultimate outcome of these matters.

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

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
     PLAN OF OPERATION

     Forward-looking statements

     This    Form    10-QSB   includes,    without
     limitation, certain statements containing the
     words "believes", "anticipates", "estimates",
     and  words  of  a similar nature,  constitute
     "forward-looking   statements"   within   the
     meaning  of the Private Securities Litigation
     Reform  Act  of  1995.  This Act  provides  a
     "safe  harbor" for forward-looking statements
     to encourage companies to provide prospective
     information about themselves so long as  they
     identify these statements as forward  looking
     and provide meaningful, cautionary statements
     identifying  important  factors  that   could
     cause  actual  results  to  differ  from  the
     projected results.  All statements other than
     statements  of historical fact made  in  this
     Form   10-QSB   are   forward-looking.     In
     particular,  the statements herein  regarding
     industry  prospects  and  future  results  of
     operations or financial position are forward-
     looking      statements.      Forward-looking
     statements   reflect   management's   current
     expectations  and  are inherently  uncertain.
     The   Company's  actual  results  may  differ
     significantly from management's expectations.

Overview:

     Although   the   Company   has   incurred   a
     significant  amount of start-up costs,  since
     the   Company  has  generated  only   minimal
     revenue from operations, the Company is still considered to be in the development stages.

     In   May   2000,  the  Company's  subsidiary,
     American Sports Academy, LLC ("ASA"), led  by
     the  Company's director and former member  of
     the  Baltimore Orioles and New York Mets, Rob
     Dromerhauser, assumed operations of  the  Bud
     Harrelson Baseball and Softball Academy.  ASA
     has    an    all-star   lineup   of    sports
     professionals  such  as Keith  Hernandez  and
     Bret  Saberhagen in baseball, and Marty Lyons
     in  football.  Existing camps in five  sports
     (baseball,softball,  soccer,  wrestling   and
     lacrosse) are now offered for children ages 5-
     15  with  further expansion planned. Our  on-
     line presence(www.americansportsacademy.com),
     provides   year   round   access    to    our
     instructional  format.  The Company  believes
     that  ASA  will provide an on-going   revenue
     stream and a solid foundation on which to build for the future.

     The completion of the Company's other
     website, Sportsinfo.com.,is contingent on the ability of the Company to raise additional funds in this very difficult financial environment.


Results of Operations -

     During  the quarter ended June 30, 2001,  and
     June  30,  2000,  general and  administrative
     expenses    were   $691,958   and   $870,805,
     respectively.  During the quarter ended  June
     30,   2001   and   June  30,  2000,   product
     development expenses were $14,092 and $53,606
     respectively.  Prior to 1999 a minimal amount
     was   spent   on  research  and   development
     activity.   Cumulative from May 1, 1995,  the
     Company has incurred $651,171 of product development expenses.

     During  the  quarters ended June 30, 2001 and
     2000,  the Company had net losses of $665,863
     and  $902,656, respectively.  As of June  30,
     2001  and 2000, the Company was a development
     stage company that had generated only minimal
     revenues from operation.  The Company expects
     to     incur    continuing    general     and
     administrative    expenses,    without    any
     significant  operating revenues,  until  such
     time  as  it  is able to commence substantial
     revenue    generating    operations.      The
     generation  of  significant revenue  will  be
     dependent    upon    the   Company    raising
     substantial working capital from the sale  of
     equity securities and or obtaining funds from
     loan proceeds, and operating revenues.  There
     can  be  no  assurances,  however,  that  the
     Company  will  ultimately  be  successful  in
     raising   the   necessary  capital   and   in
     establishing itself as a sports information and service provider.

Liquidity and Capital Resources:

     The Company incurred a net loss of $1,316,462
     for  the  six  months ended  June  30,  2001,
     resulting   in  an  accumulated  deficit   of
     $8,138,815.  Management  of  the  Company  is
     continuing   to   develop  a  business   plan
     summarizing its strategy for the next several
     years.   This plan is now focused  on  sports
     camps  and  providing a vertical  integration
     vehicle  for  the  team sports  market,  both
     domestically  and internationally,  utilizing
     available   internet  technologies   in   the
     delivery of content, communication, education
     and    instruction.    Under    this    plan,
     significant cash will be required to pay  off
     current  debt  and  fund its  implementation.
     The  Company's intention is to raise  capital
     through  the  sale  of its equity  securities
     and/or   seek  outside  private  sources   of
     financing.   The  Company  issued  additional
     notes to its officers and related parties in the amount of $44,600, and borrowed the remaining $75,000 under its line of credit.
     The line of credit totaling $300,000 is due on September 30, 2001. In addition, on June
     15, 2001, the Company issued a note for $25,000 to an outside investor. Significant additional cash will be required.

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

     The  Company has seasonal full-time and part-
     time employees.     In the business plan,  it
     is  contemplated  that  additional  employees
     will  be  added as funding permits.  Although
     there can be no assurances, management of the
     Company intends to sustain operations  during
     the  year  ended December 31, 2001, with  the
     cash  resources expected to be  generated  by
     the  operations that had begun  in  the  year
     ended  December 31, 2000, the continued  sale
     of   common  stock,  issuance  of  stock  for
     services, by seeking outside private  sources
     of financing and through management's ability
     to  control discretionary expenditures.   The
     Company intends to continue to offer common stock or options to officers, employees and consultants for services rendered to conserve working capital.

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

                           AMERICAN SPORTS HISTORY INCORPORATED


Date: August 17, 2001      By:  /s/ HERBERT J. HEFKE
                           Herbert J. Hefke
                           President and Chief Executive Officer