Form 10QSB
period 2001-09-30
AMERICAN SPORTS HISTORY INC
filed 2001-11-19
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     ( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
           ACT OF 1934

       For the quarterly period ended September 30, 2001

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

                Yes ( X )                  No (   )

     As of November 16, 2001, the issuer had 14,227,272 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes ( ) No (X)

    AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                (A Development Stage Company)

              FORM 10-QSB - SEPTEMBER 30, 2001


                            INDEX


PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS
     September 30, 2001 and December 31, 2000                         1

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended September 30, 2001
      and 2000 and cumulative from May 1, 1995                        2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the nine months ended September 30, 2001 and 2000
      and cumulative from May 1, 1995                                 3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         4 - 6

  ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION                                                 7 - 8


PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                          9

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           9

SIGNATURES                                                           10


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                             September 30,   December 31,
                                                 2001            2000

(Unaudited)
ASSETS

Current assets
  Cash                                         $    6,718    $    38,239
  Employee Advances                                     0          3,300
  Prepaid expenses and other current assets        21,580         20,111
                                                  -------        -------

     Total current assets                          28,298         61,650

  Website development costs                       227,416        224,277
  Other assets                                     19,039         23,985
                                                  -------        -------
TOTAL ASSETS                                  $   274,753    $   309,912
                                                  =======        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses       $   930,861    $   696,163
  Line of credit                                  300,000        225,000
  Notes payable and accrued interest               88,850         28,518
  Notes payable to officer                        102,600         70,000
  Advances Payable                                390,000        390,000
  Liability from settlement of lawsuit            120,000        120,000
                                                  -------        -------
     Total current liabilities                  1,932,311      1,529,681

Notes payable to director                         325,298        303,295
                                                ---------      ---------
TOTAL LIABILITIES                               2,257,609      1,832,976

Commitments and contingencies

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value; 25,000,000
   shares authorized, 14,227,272 and
   13,142,272 shares issued and outstanding
   in 2001 and 2000, respectively                 14,227         13,142
 Additional paid-in capital                    6,516,643      5,286,147
 Accumulated deficit ($8,324,816 accumulated  (8,409,213)    (6,822,353)
  during the development stage)
 Unearned compensation                          (104,513)             -
                                               -----------    -----------
     Total stockholders' deficit              (1,982,856)    (1,523,064)
                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $  274,753    $   309,912
                                               ===========    ===========

See notes to condensed consolidated financial statements.

    AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                   Three months ended             Nine months ended       Cumulative
                                      September 30,                 September 30,             From
                                   2001          2000            2001          2000       May 1, 1995
REVENUE

 Sales                        $   312,726    $  216,877    $    352,913    $  238,632    $  594,687
 Interest Income                       10           ---              10           ---           514

Total Revenue                     312,736       216,877         352,923       238,632       595,201


EXPENSES

 Product Development                  ---        23,355          14,092       140,788        651,171
 General and administrative       583,134       528,459       1,925,691     1,669,123      8,009,490
 Lawsuit settlements                  ---                                                    178,500
 Write-off of advances for
   terminated acquisition             ---                                                     80,856

                                  583,134       551,814      1,939,783      1,809,911      8,920,017

Net loss                      $  (270,398)   $ (334,937)   $(1,586,860)   $(1,571,279)   $(8,324,816)

Basic and diluted net
 Loss per share               $     (0.02)   $    (0.03)   $     (0.12)   $    (0.16)

Weighted average number of
 common shares outstanding     14,007,489    11,265,372     13,716,169    10,069,748

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                  (A Development Stage Company)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                  Nine months ended         Cumulative
                                                    September 30,           From May 1,
                                                 2001          2000            1995
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                                  $(1,586,860)   $(1,571,279)   $(8,324,816)
   Adjustments to reconcile net loss to
    net cash used in operating activities
      Write-off of prepaid royalty                                             137,500
      Depreciation and amortization expense        5,482          2,657         15,508
      Write-off of advance receivable                                          390,000
      Write-off of deposit                                                      30,000
      Impairment of goodwill                                                    14,437
      Common stock issued for partial
        settlement of lawsuit                                                    6,000
      Stock options issued to non-
        employees for services                   281,345        141,374        711,976
      Stock options issued to  officers in
        payment of salaries and bonuses           90,650                       828,800
      Amortization of unearned compensation                                     52,500
      Common stock issued to employees in
        payment of salaries                      225,000                       225,000
      Common stock issued for services, net
        of stock rescinded                       440,087        709,350      1,688,289
      Imputed interest on notes payable
        to officers and directors                 30,500          8,818         49,770

   Changes in assets and liabilities
    Employee advance                               3,300                         3,300
    Prepaid expense and other curret assets       (1,469)       (20,417)       (26,438)
    Liability from settlement of lawsuits                       (25,000)       142,500
    Accounts payable and
     accrued expenses                            318,306         (3,599)       945,250
    Loan from director                                                         402,541
    Accrued interest                               1,630         18,550         61,427
                                               ---------      ---------       --------
NET CASH USED IN OPERATING ACTIVITIES           (192,029)      (739,546)    (2,646,456)
                                               ---------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Website development costs                     (3,139)      (224,277)      (227,416)
    Other assets purchased                          (535)       (14,484)       (28,983)
                                                --------       --------      ---------
NET CASH USED IN INVESTING ACTIVITIES             (3,674)      (238,761)      (256,399)
                                                ---------     ---------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes to
     officers                                     32,600          4,500        381,648
    Proceeds from issuance of notes               62,400      1,052,500      1,711,800
    Proceeds from line of credit                  75,000                       300,000
    Repayment of notes                            (3,698)       (43,195)      (214,058)
    Loans from director                                                        120,441
    Repayment of loan from director               (1,318)                       (1,318)
    Proceeds from loan from affiliate                             7,500         11,000
    Repayment of loan from  affiliate                                          (11,000)
    Issuance of common stock                                                   630,964
    Common stock issuance costs paid                (802)       (38,568)       (42,164)
    Liability from sale of
     common stock rescinded                                                     22,260
                                               ---------       ---------      --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                           164,182        982,737      2,909,573
                                               ---------      ---------       --------
NET INCREASE (DECREASE) IN CASH                  (31,521)         4,430    $     6,718

CASH, beginning of period                         38,239            228              -
                                               ---------      ---------       --------
CASH, end of period                         $      6,718    $     4,658    $     6,718

CASH PAID DURING THE PERIODS FOR:
     Interest                               $     24,164    $     2,442    $    26,606

SUPPLIMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Payment of accrued expenses
   with common stock                        $   83,609                -    $    83,609

See notes to condensed consolidated financial statements.

    AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES
                (A Development Stage Company)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

     The Company incurred a net loss of $1,586,860
     for the nine months ended September 30, 2001,
     resulting   in  an  accumulated  deficit   of
     $8,409,213.  The Company's business  plan  is
     now  focused on sports camps and providing  a
     vertical  integration vehicle  for  the  team
     sports   market,   both   domestically    and
     internationally, utilizing available internet
     technologies  in  the  delivery  of  content,
     communication,  education  and   instruction.
     Under  this  plan, significant cash  will  be
     required to pay off current debt and fund its
     implementation.   During   the   year   ended
     December  31,  2000, the Company  capitalized
     approximately  $225,000 in  costs  associated
     with   development   of  its   new   website,
     Sportsinfo.com.  Completion is contingent  on
     the   ability   of  the  Company   to   raise
     additional  funds  in  this  very   difficult
     financial    environment.    The    Company's
     intention  is  to raise capital  through  the
     sale  of its equity securities and/or to seek
     outside private sources of financing.  During
     the nine months ended September 30, 2001, the
     Company  issued  additional  notes   to   its
     officers and related parties in the amount of
     $68,500  and borrowed $75,000 under its  line
     of credit. In addition, on June 15, 2001, the
     Company  issued  a  note for  $25,000  to  an
     outside investor. As of November 17, 2001, -0-
     of   the   credit  line  remains   available.
     Significant additional cash will be required.

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

2    Significant accounting policies

     Interim financial information

     The  condensed consolidated balance sheet  as
     of  September  30,  2001, and  the  condensed
     consolidated  statements  of  operations  and
     cash  flows  for the periods ended  September
     30, 2001 and 2000 and cumulative from May  1,
     1995,  have  been  prepared  by  the  Company
     without   audit.   These  interim   financial
     statements     include    all    adjustments,
     consisting only of normal recurring accruals,
     which  management considers necessary  for  a
     fair    presentation   of    the    financial
     statements.   The results of  operations  for
     the three and nine months ended September 30,
     2001,  are  not  necessarily  indicative   of
     results that may be expected for any other interim periods or for the full year.

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



     New Accounting Standards

     During  the period ended March 31, 2001,  the
     Company  adopted SFAS No 133.  SFAS  No.  133
     establishes    accounting    and    reporting
     standards    for   derivative    instruments,
     including   certain  derivative   instruments
     embedded  in  other  contracts  (collectively
     referred to as derivatives), and for  hedging
     activities.  This Statement requires that  an
     entity  recognize all derivatives  as  either
     assets   or   liabilities  in  the  condensed
     consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of
     SFAS No. 133 did not have any material impact on the financial statement of the Company.

     In   July   2001,  the  Financial  Accounting
     Standards Board issued SFAS No. 141, Business
     Combinations, and SFAS No. 142, Goodwill  and
     Other   Intangible  Assets.   SFAS  No.   141
     provides  guidance on the  accounting  for  a
     business  combination at the date a  business
     combination  is  completed.   The   statement
     requires  the use of the purchase  method  of
     accounting   for  all  business  combinations
     initiated   after  June  30,  2001,   thereby
     eliminating  use  of the pooling-of-interests
     method.   SFAS No. 142 provides  guidance  on
     how  to  account for goodwill and  intangible
     assets  after  an acquisition  is  completed.
     The    Company    does   not    expect    the
     implementation of SFAS No. 141 and 142 to have a material impact on the financial statements of the Company.

     In  October  2001, the FASB issued  SFAS  No.
     144,   "Accounting  for  the  Impairment   or
     Disposal of Long-Lived Assets". SFAS No.  144
     addresses the accounting model for long-lived
     assets   to  be  disposed  of  by  sale   and
     resulting    implementation   issues.    This
     statement   requires  that  those  long-lived
     assets  be measured at the lower of  carrying
     amount  or  fair  value less  cost  to  sell,
     whether reported in continuing operations  or
     in    discontinued   operations.   Therefore,
     discontinued  operations will  no  longer  be
     measured  at net realizable value or  include
     amounts  for operating losses that  have  not
     yet  occurred. It also broadens the reporting
     of  discontinued operations  to  include  all
     components of an entity with operations  that
     can  be  distinguished from the rest  of  the
     entity  and that will be eliminated from  the
     ongoing  operations  of  the  entity   in   a
     disposal transaction.  The Company will adopt
     SFAS  No. 144 in 2002 and is still evaluating
     the   effect   on  the  Company's   financial
     position.

3    Transactions with related parties

     Notes payable to officers

     Notes payable to officers of $102,600 at September 30, 2001 represents advances made by one of the Company's officers to be used for working capital purposes. This advance is non-interest bearing and has no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on this note and reflected as additional paid-in capital.

     Notes payable to director

     Notes   payable  to  director  ($325,298   at
     September 30, 2001) includes notes payable to
     Vincent  Nerlino, the Company's  Chairman  of
     the   Board   ($219,106)   and   his   spouse
     ($106,192).   These  notes  are  non-interest
     bearing   with  a  face  amount   aggregating
     $370,441, and are payable in full on December
     31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

4    Notes payable and accrued interest

     Notes  payable and accrued interest  totaling
     $88,850 at September 30, 2001 represent loans
     made  to  the  Company by various  investors;
     $36,400   of  these  notes  are  non-interest
     bearing and $52,450 of these notes bear interest at rates ranging from 7% to 10% per annum.

     On  November 15, 2001 the Company renewed its
     agreement with Citibank, N.A. for a  $300,000
     revolving   line  of  credit.   The   balance
     outstanding  under the line at September  30,
     2001   was  $300,000.   Interest  is  payable
     monthly and accrues at a rate of prime plus a
     margin  of 3% per annum (8% at September  30,
     2001).   The interest is payable monthly  and
     the  line expires on December 31, 2001.   The
     line  is collateralized by substantially  all
     the  assets  of the Company and is personally
     guaranteed   by   three  of   the   Company's
     officers.

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

6    Stockholders' deficit

     Stock and stock option transactions


       On August 7, 2001, the Company entered into a service agreement with Sara Whalen, a professional soccer player ("Whalen").
     Pursuant to the agreement, Whalen will
     perform services in connection with the
     development and promotion of the products of the Company and its affiliates. The agreement term shall continue until December 31, 2002 and shall be automatically renewed for two consecutive one-year periods thereafter, unless cancelled by either party. Minimum compensation to Whalen is as follows: cash payments of $12, 000 in 2001 and $24, 000 in
     2002 and five-year warrants to purchase
     48,000 shares of the Company's common stock at an exercise price of $.50 per share for services provided during 2001 and additional warrants for 48,000 shares in 2002. The
     Company is recording compensation expense for the warrants calculated using the Black-
     Scholes fair value option-pricing model over the service period.


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


     Effective   January  1,  2001,  the   Company
     entered   into   three  one-year   employment
     agreements with a Chief Operating Officer,  a
     Senior Director of Software Development,  and
     a  Chief  Administrative Officer.  Under  the
     terms of the employment agreements, they were
     to  receive a combined annual base salary  of
     $310,000.  As a result of the Company's  poor
     cash  position,  the cash  portion  of  their
     compensation  was  suspended  in  the  second
     quarter  of  2001. The employee's  agreed  to
     continue  to  work without any  further  cash
     compensation  until  sufficient  funding   is
     obtained. The Company issued a total of 375,000 common shares to these individuals as a signing bonus. The Company recognized the cost attributable to these shares in the amount of $225,000 in the second quarter of 2001. In addition, they received a total of 1,125,000 stock options on common shares of the Company with three year vesting and an exercise price of $1.00. The agreements may be terminated with or without cause.


     The  Company has filed Form S-8 on  July  30,
     2001 to register 500,000 shares of common stock issued as compensation to C.J. LaScala, for consulting and business services for the period from January 1, 2001 through December
     31,  2001,  and  100,000  shares  (valued  at
     $83,609) to four employees of the Company as settlement of cash compensation previously accrued. The value of the common stock issued to C.J. LaScala is being amortized over the service period. Such value is currently being estimated and will be ultimately determined when the services are completed.

     Additionally,  during the nine  months  ended
     September  30, 2001, the Company  recorded  a
     charge  to  operations  of  $371,995,   which
     represents  the  amortized  cost   of   stock
     options previously granted to employees and consultants.



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


       On  August  2,1996, the Company  became  a
     defendant in a case
     involving   one   of   its    current
     stockholders.  The stockholder was
     seeking  a  refund of approximately $200,000,
     the   original  amount    invested   in   the
     Company's common stock.  On November 2, 1998,
     the   Company   entered  into  a   settlement
     agreement with the stockholder.  Pursuant  to
     the  agreement,  the  Company  issued  50,000
     shares of its common stock to the stockholder
     in  1998.   The Company is also obligated  to
     pay  $50,000.  At September 30, 2001, $25,000
     is outstanding and payable in November 2001.

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

     Other Matters

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



               Subsequent Event


     In November 2001, the Company entered into  a
     non-binding  letter of intent  with  All  Pro
     Sports Camps, Incorporated ("All Pro").   The
     letter  of  intent sets forth  the  principal
     terms  pursuant to which the Company proposes
     to  acquire All Pro. In exchange for 100%  of
     the outstanding common stock of All Pro, Paul
     Gibson  (the  sole shareholder and  a  former
     professional  baseball player)  will  receive
     600,000 shares of the Company's common  stock
     and  is  expected  to enter into  a  two-year
     employment  agreement.  The  acquisition   is
     subject to due diligence and completion of a definitive acquisition agreement.

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



     In   the  third  quarter  2001,  the  Company
     entered   into   a  two  year   participation
     Agreement  with  the  National  High   School
     Coaches  Association (NHSCA)  and  One-On-One
     Sports  to promote and administer an  On-Line
     Coaches  Certification Program.  The  Company
     is  to develop the curriculum content for the
     program  and will share in the fees  paid  to
     the  NHSCA.  There  are approximately  58,000
     High school coaches in the United States.




     In November 2001, the Company entered into  a
     non-binding  letter of intent  with  All  Pro
     Sports Camps, Incorporated ("All Pro").   The
     letter  of  intent sets forth  the  principal
     terms  pursuant to which the Company proposes
     to  acquire All Pro. In exchange for 100%  of
     the outstanding common stock of All Pro, Paul
     Gibson  (the  sole shareholder and  a  former
     professional  baseball player)  will  receive
     600,000 shares of the Company's common  stock
     and  is  expected  to enter into  a  two-year
     employment  agreement.  The  acquisition   is
     subject to due diligence and completion of a definitive acquisition agreement.




Results of Operations -

     During the quarter ended September 30,  2001,
     and   September   30,   2000,   general   and
     administrative  expenses  were  $583,134  and
     $528,459  respectively.  During  the  quarter
     ended  September 30, 2001 and  September  30,
     2000,  product development expenses  were  $0
     and $23,355 respectively. Prior to 1999 a minimal amount was spent on research and development activity. Cumulative from May 1, 1995, the Company has incurred $651,171 of product development expenses.

     During   the   quarters ended  September  30,
     2001 and 2000, the Company had net losses  of
     $270,398 and $334,937, respectively.   As  of
     September 30, 2001 and 2000, the Company  was
     a   development   stage  company   that   had
     generated   only   minimal   revenues    from
     operation.   The  Company  expects  to  incur
     continuing    general   and    administrative
     expenses,  without any significant  operating
     revenues,  until such time as it is  able  to
     commence   substantial   revenue   generating
     operations.   The generation  of  significant
     revenue  will be dependent upon  the  Company
     raising substantial working capital from  the
     sale  of  equity securities and or  obtaining
     funds   from  loan  proceeds,  and  operating
     revenues.    There  can  be  no   assurances,
     however, that the Company will ultimately  be
     successful  in raising the necessary  capital
     and   in  establishing  itself  as  a  sports
     information and service provider.

Liquidity and Capital Resources:

     The Company incurred a net loss of $1,586,860
     for the nine months ended September 30, 2001,
     resulting   in  an  accumulated  deficit   of
     $8,409,213.  Management  of  the  Company  is
     continuing   to   develop  a  business   plan
     summarizing its strategy for the next several
     years.   This plan is now focused  on  sports
     camps  and  providing a vertical  integration
     vehicle  for  the  team sports  market,  both
     domestically  and internationally,  utilizing
     available   internet  technologies   in   the
     delivery of content, communication, education
     and    instruction.    Under    this    plan,
     significant cash will be required to pay  off
     current  debt  and  fund its  implementation.
     The  Company's intention is to raise  capital
     through  the  sale  of its equity  securities
     and/or   seek  outside  private  sources   of
     financing.   The  Company  issued  additional
     notes to its officers and related parties  in
     the  amount  of  $68,500,  and  borrowed  the
     remaining  $75,000 under its line of  credit.
     On  November  15, 2001, the Company  extended
     the  repayment of the line of credit totaling
     $300,000   through  December  31,  2001.   In
     addition, on June 15, 2001, the Company issued a note for $25,000 to an outside investor. Significant additional cash will be required.

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

                             AMERICAN SPORTS HISTORY INCORPORATED


Date:  November 19, 2001     By:  /s/ HERBERT J. HEFKE
                                  Herbert J. Hefke
                                  President and Chief Executive Officer