Form 10KSB
period 2001-12-31
AMERICAN SPORTS HISTORY INC
filed 2002-04-16
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( x ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the year ended December 31, 2001

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to _________

                       Commission file number: 33-55254-46

                      AMERICAN SPORTS HISTORY INCORPORATED
      --------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                           87-0485307
-------------------------------------                   ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

21 MAPLE AVENUE, BAYSHORE, NEW YORK                            11706-8752
-------------------------------------                   ------------------------
(Address of principal executive                                (Zip Code)
offices)

         Issuer's telephone number, including area code: (631) 206-2674 Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( ).

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x)

     The issuer had revenues of $353,244, for its most recent fiscal year ended December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on April 10, 2002 was $5,303,311. As of April 10, 2002, the issuer had 14,333,272 shares of its common stock issued and outstanding.

     Documents incorporated by reference: Portions of the definitive proxy statement of the Company for the 2002 annual meeting of stockholders are incorporated by reference in Part III of this report..

Transitional Small Business Disclosure Format:  Yes ( )   No (x)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development:

     The Company was incorporated in the state of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH") on September 20, 1995. On August 21, 1995 AMSH acquired 100% of the capital stock of Infinet, Inc., a Delaware corporation ("Infinet"). On May 15, 1997, the Board of Directors of the Company authorized a 1 for 10 reverse stock split. On January 14, 1998, the Company acquired 100% of the capital stock of Sunset Interactive Network, Inc. a newly formed Delaware corporation ("SIN"). On January 20, 2000 the Company formed American Sports Academy, Inc., a Delaware corporation ("ASA"). On April 13, 2000, ASA converted itself to a Delaware limited liability company, American Sports Academy, LLC ("ASA"). As used in this document, the "Company" refers to AMSH and its subsidiaries, Infinet, SIN (effective January 14, 1998) and ASA (effective January 20, 2000), unless the context indicates otherwise.

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

     In April of 2000, the Company took further steps toward refining its new business strategy by concentrating additional efforts and emphasis on SportsInfo.com. As a result, the Company focused on providing a vertical integration vehicle for the team sports market as the central component to its business operations.

     In 2001, the Company's broad intent had been to position its web-based venture to serve as the nucleus for all of its sports related business activities. However, based on the difficulties in the Internet/DotCom sector, the Company has decided to focus on Sport Camps and Instructional Programs to serve as the foundation of the Company.

Sports Camps:

     The Company's subsidiary, America Sports Academy, LLC("ASA"), provides multi-sport youth instructional programs throughout Long Island, NY. Led by its President and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser. ASA currently has over 40 camps in five sports (baseball, softball, soccer, wrestling and lacrosse) offered to children ages 5-15. ASA has a group of highly skilled and dedicated professionals heading each of its sports disciplines such as Bret Saberhagen (through December 31, 2001) in baseball, Marty Lyons in football and Sara Whalen, a Long Island native and a founding member of, and player for the NY Power in the WUSA professional soccer league.

     The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future. The sports camps are seasonal and operate in a series of one-week sessions. The Company also intends to offer off-line year round training and is currently discussing the use of certain indoor facilities.

     As part of the plans to expand the camps and instructional programs, in November of 2001, ASA signed a Letter of Intent to acquire All Pro Sports Inc.("All Pro"). All Pro is an indoor facility based in Bellport, NY that provides clinics, private lessons and instructional camps to athletes of all ages. Paul Gibson, president and owner of All Pro, has been involved in professional baseball for over 20 years including playing for the NY Yankees, NY Mets and Detroit Tigers. The staff at ALL Pro includes Pitching Instructor John Habayan (previously with the NY Yankees and Baltimore Orioles), Batting Instructor Brad Howland( Video Analyst with the NY Yankees) and several local High School and College coaches and players. When completed, the All Pro staff will add to an already impressive staff at ASA. However, there can be no assurances that the acquisition will be completed.

     The instructional camps are integral to the Company, as they will help the Company to fulfill the instructional part of its mission. Participants in the sports camps will be provided with information regarding the Company and serve to further migrate users to become part of the regular customer base.

     As an additional service to be offered camp participants, ASA plans to pursue ongoing use of the Company's "SportsVZN Card" (virtual trading card). The Company plans to develop a production version as soon as it finalizes any changes to the prototype. The Company plans to allow its customers to use the SportsVZN Card to link to the Company's website and obtain updated information, view short instructional segments and participate in on-line sessions.

SportsInfo.com:

     In the Fall of 2000, the Company had a preliminary test launch of SportsInfo.com. which was targeted to empowering coaches and players and serve to facilitate as a communication tool for sports programs. However, the Company has put SportsInfo.com on hold due to a lack of funding and a decline in the "Dot_com" marketplace. This will allow management to focus their efforts on ASA and the instructional camp program.

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

     In 2001, the Company put the development of advanced technologies on hold so it could focus on the sports instructional camps and facilities, the foundation of the business. Through the Company's subsidiary, ASA, they have established relationships with local towns and recreation departments to provide instructional camps and clinics. In the fall of 2001, the Company entered into an agreement with the National High School Coaches Association ("NHSCA") and its 58,000 members including high school coaches and affiliates across the country. This agreement will reach out to provide a certification program designed to develop, teach and certify high school coaches covering curriculums in 14 major sports including baseball, softball, golf, football and soccer. The NHSCA will promote, advertise and market the program to high school and junior high school coaches throughout the country. The certification program is scheduled to begin in Summer 2002. ASA will provide the course content for the certification program from its elite cadre of coaches.

Marketing and Distribution:

     Since realigning its business model in April of 2000, the Company continues to develop a marketing and distribution strategy. A key component of the overall strategy includes the creation of strong strategic alliances. The first such alliance was created in September 2001 with the National High School Coaches Association (NHSCA). The NHSCA is an organization serving nearly 58,000 member and affiliate high school coaches. The purpose of this alliance is to enhance the level of services and overall capabilities of the NHSCA coaches and extend the overall reach and revenues of the Company in the marketplace. The Company is actively seeking and developing relationships with various companies and organizations across the team sport market.

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

Employees:

     The Company currently has two full time paid employees. In addition, there are seasonal part-time employees in the ASA operations. In the business plan, it is contemplated that additional employees will be added as funding permits.

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

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders, Robert T. Wheeler. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with Mr. Wheeler. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to Mr. Wheeler in 1998. The Company has paid $25,000 in April 2000 and is required to pay the balance of $25,000 in November 2001. The balance has not been paid as of the report date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of the holders of the Company's securities during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information:

The Company's common stock is traded in the over-the-counter market. Quotations for the common stock appear on the OTC Bulletin Board under the symbol "AMSH". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". The following table sets forth the range of bid prices for the common stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. The information set forth below, for the years ended December 31, 2000 and 2001, provided by Silicon Investor Com.

      Year Ended December 31, 2000:

      Quarter           High              Low
      1                 $ 1.8750          $ 0.650
      2                 $ 1.718           $ 0.718
      3                 $ 3.531           $ 0.875
      4                 $ 3.0625          $ 0.875
      Year Ended December 31, 2001:

      Quarter           High              Low
      1                 $ 1.03125         $ 0.515625
      2                 $ 1.15            $ 0.35
      3                 $ 2.02            $ 0.63
      4                 $ 1.39            $ 0.97

      Year Ending December 31, 2002:

       First Quarter
                  (through April 10, 2002)

                        High              Low
                        $ 1.25            $ 0.31

      Holders:

     There were approximately 496 shareholders of record on April 10, 2002 of the Company's common stock with a par value of $0.001.

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

      Recent Sales of Unregistered Securities:

     On December 21, 2001, the Company's Board of Directors approved the issuance of 31,000 shares of its common stock as compensation for consulting services provided to the Company. The Company recognized the cost attributed to these shares in the amount of $34,731 in the fourth quarter of 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

     During the fourth quarter of 2001 the Company commenced operations, pursuant to its revised business plan(strategy), and terminated its status as a development stage entity.

     In May 2000, the Company's subsidiary, American Sports Academy, LLC ("ASA"), led by the Company's President and former member of the Baltimore Orioles and New York Mets, Rob Dromerhauser, assumed operations of the Bud Harrelson Baseball and Softball Academy. ASA has a group of highly skilled and dedicated sports professionals such as Bret Saberhagen (through December 31, 2001) in baseball, Marty Lyons in football and Sara Whalen in soccer. Existing camps in five sports (baseball, softball, soccer, wrestling and lacrosse) are now offered for children ages 5-15 with further expansion planned. The Company believes that ASA will provide an on-going revenue stream and a solid foundation on which to build for the future.

Results of Operations -

Years Ended December 31, 2001 and 2000:

     During the year ended December 31, 2001, general and administrative expenses and product development expenses were $2,257,334 and $14,092 respectively. During the year ended December 31, 2000, general and administrative expenses and product development expenses were $2,822,163 and $170,371 respectively. Prior to 1999 a minimal amount was spent on research and development activity. In 2000, with the new business strategy that calls for the use of technology, the Company has spent approximately $170,371 on research and development activity. Additionally, during the year ended December 31, 2000, the Company capitalized approximately $225,000 in costs associated with the development of infrastructure for its proposed new Website, Sportsinfo.com, which the Company expected to launch in the second quarter of 2001. In the year ended December 31, 2001, $224,277 of these website development costs have been written off.

     During the years ended December 31, 2001 and 2000, the Company had net losses of $2,219,997 and $2,850,884, respectively.

Financial Condition - December 31, 2001:

     The Company incurred a net loss of $2,219,997 for the year ended December 31, 2001, resulting in an accumulated deficit of $9,042,350. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now to focus on the sports camps and instructional programs to serve as the foundation of the Company. Under this plan, significant cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or seek outside private sources of financing. The Company issued $1,052,500 in non-interest bearing promissory notes to various parties during 2000. These notes were converted to equity on August 14, 2000 pursuant to a separate transaction (see below). During the year ended December 31, 2001 the Company issued additional notes to its officers and related parties in the amount of $136,093 and borrowed $75,000 under its line of credit. In addition, on June 25, 2001 the Company issued a note for $25,000 to an outside investor.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital in the immediate future, it will not be able to implement its business plan and it will become necessary to curtail or cease operations or sell off assets rather than lose their value. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     The Company currently has two full-time, paid, employees. In addition, there are seasonal part time employees in the ASA operations. In the business plan, it is contemplated that additional employees will be added as funding permits. Although there can be no assurances, management of the Company intends to sustain operations during the year ended December 31, 2002, with the cash resources expected to be generated by the operations that had begun in the year ended December 31, 2001, the continued sale of common stock, issuance of stock for services, by seeking outside private sources of financing and through management's ability to control discretionary expenditures. The Company intends to continue to offer common stock or options to officers, employees and consultants for services rendered to conserve working capital. The following narrative summarizes the Company's capital raising activities.

     On August 14, 2000, the Company completed a private offering, where holders of the Company's notes payable exchanged their notes for Company common stock at a fixed exchange rate of $.50 per share. The Company converted a total of $1,753,123 of notes payable ($1,574,075 of notes and $179,048 of the loans from officers) into 3,506,246 restricted shares of the Company's common stock.

     On November 3, 2000, the Company obtained a $300,000 line of credit from European American Bank. The line of credit, which expires on December 31, 2001, provides for interest at a fluctuating rate per annum equal to the bank's prime rate plus 2%. The Company is also required to maintain a zero balance for a period of no less than 30 consecutive days prior to the expiration of the loan. The line is collateralized by substantially all the assets of the Company. $-0-of the credit line remains available. The line of credit is guaranteed by three of the Company's officers. The line of credit was repaid in January 2002.

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

     During the year ended December 31, 2000, the Company issued 200,000 common shares, which were valued at $175,000 for services rendered by an outside consulting firm that is owned partially by one of the officers of the Company.

     On September 15, 2001, the Company's Board of Directors approved the issuance of 60,000 shares of restricted common stock to an employee as compensation. The Company recognized the cost attributed to these shares in the amount of $82,800 in the third quarter of 2001.

     On August 7, 2001, the Company entered into a service agreement with Sara Whalen, a professional soccer player ("Whalen"). Pursuant to the agreement, Whalen will perform services in connection with the development and promotion of the products of the Company and its affiliates. The agreement term shall continue until December 31, 2002 and shall be automatically renewed for two consecutive one-year periods thereafter, unless cancelled by either party. Minimum compensation to Whalen is as follows: cash payments of $12,000 in 2001 and $24, 000 in 2002 and five-year warrants to purchase 48,000 shares of the Company's common stock at an exercise price of $.50 per share for services provided during 2001 and additional warrants for 48,000 shares in 2002. The Company is recording compensation expense for the warrants calculated using the Black-Scholes fair value option-pricing model over the service period.

     Effective  January 1, 2001,  the Company  entered into a service  agreement
with  Bret  Saberhagen   ("Saberhagen").   In  connection  with  the  agreement,

Saberhagen will perform services in connection with the development and promotion of the products of the Company and its affiliates. Under the terms of the agreement, the Company issued 50,000 restricted shares of its common stock and recorded a charge to operations of $43,750 based on the quoted market price of the common stock. For each year the agreement remains in effect, Saberhagen shall be paid, in arrears, 75,000 shares of its common stock. The 75,000 shares issued for 2001 were valued at $79,500, based on the quoted market price of the common stock when the first year's services were completed. The agreement was mutually terminated effective December 31, 2001.

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

     The Company has filed Form S-8 on July 30, 2001 to register 500,000 shares of common stock issued as compensation to C.J. LaScala, for consulting and business services for the period from January 1, 2001 through December 31, 2001, and 100,000 shares (valued at $83,609) to four employees of the Company as settlement of cash compensation and expenses previously accrued. The value of the common stock issued to C.J. LaScala is being amortized over the service period. The value of the stock issued to C.J LaScala has been determined to be $418,050 and which has been recognized during the year ended December 31, 2001.

     On April 4, 2002, the Company received a letter from the lawyer representing Vincent M. Nerlino, a director and principal stockholder of the Company. The letter requested an immediate response on certain issue pertaining to Mr. Nerlino, including:

     - The issuance 501,364 shares of Company common stock in lieu of salary for 1999-2001 under Mr. Nerlino's employment contract;

     - The issuance of an additional 500,000 shares to Mr. Nerlino and payment of $250,000 allegedly promised by the directors on March 15, 2002;

     - Confirmation of his entitlement to purchase under an option agreement 1,200,000 Company shares at $1.00 per share;

     - Acknowledgement of notes due on December 31,2002 of $250,000 to Mr. Nerlino and $125,000 to Jean Hayes Nerlino, his spouse; and

     - Opening discussions with regard to 1,000,000 shares of stock that Mr. Nerlino returned to the Company for cancellation in 2000 and an obligation allegedly due to Mr. Nerlino in the amount of $301,000 that Mr. Nerlino agreed to cancel in 2000.

     Management has not had the opportunity to address these issues with Mr. Nerlino, but expects to do so in the second quarter of 2002.

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

ITEM 7. FINANCIAL STATEMENTS

     The financial statements are listed at "Index to Financial Statements" at page 13.

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

                                    PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of the Company for the 2002 annual meeting of stockholders:

     Information required by "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the proxy statement;

     Information required by "Item 10. Executive Compensation," is incorporated by reference to the proposed caption "Executive Compensation" in the proxy statement;

     Information required by "Item 11. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the proxy statement; and

     Information required by "Item 12. Certain Relationships and Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the proxy statement.

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K:

     No report on Form 8-K was filed by the Company during the last calendar quarter of 2001.

Exhibits:

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit   SEC Ref.  Title of Document                          Locations
No.           No.

1         (3) (i)   Articles of Incorporation of               Sep/Fm10-KSB
                    National Logistics, Inc filed in           Ex. No. 3.1
                    The office of the Secretary of
                    State of the State of Nevada on
                    August 9, 1990. (A)

2         (3) (i)   Amendment to the Articles of               Sep/Fm 10-KSB
                    Incorporation of National                  Ex. No. 3.2
                    Logistics, Inc. to change the name
                    of the Corporation to Fans
                    Holdings, Inc., filed in the office
                    Of the Secretary of State of the
                    State of Nevada on June 30, 1995. (A)

3         (3) (i)   Amendment to the Articles of               Sep/Fm10-KSB
                    Incorporation of Fans Holdings,            Ex.No. 3.3
                    Inc. to change the name of the
                    corporation to American Sports
                    History Incorporated, filed in the
                    office of the Secretary of State of
                    the State of Nevada on September
                    20, 1995. (A)

4         (3) (i)   Bylaws of National Logistics, Inc. (A)     Sep/Fm10-KSB
                                                               Ex. No. 3.4

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

6         (10)      American Sports History Incorporated       Jul/Fm10-KSB
                    Employment Agreement. (D)                  Ex. No. 10.8

7         (10)      Agreement between American Sports          Jul/Fm10-KSB
                    History Incorporated and NGN               Ex. No. 10.9
                    Technology, Inc dated November 18,
                    1998. (D)

8         (10)      American Sports History                    Jul/Fm10-KSB
                    Incorporated Qualified Stock Option        Ex. No. 10.10
                    Agreement. (D)

9         (10)      American Sports History                    Jul/Fm10-KSB
                    Incorporated Unqualified Stock             Ex. No. 10.11
                    Option Agreement. (D)

10        (16)      Letter addressed to the Securities         Jun/Fm8-K
                    and Exchange Commission from               Ex. No. 16.2
                    Michelle Gelinas, CPA,dated June
                    14, 1999. (C)

11        (10)      Employment agreement between               Apr/Fm10-KSB
                    American Sports History                    Ex. No. 12
                    Incorporated and Vincent M. Nerlino
                    Dated December 31, 1999. (E)

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

                                    AMERICAN SPORTS HISTORY INCORPORATED



Date: April 15, 2002                By: /s/ Robert C. Dromerhauser
                                          Robert C. Dromerhauser
                                          President



Date: April 15, 2002                By: /s/ Ken Arnold
                                          Ken Arnold
                                          Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April ___, 2002               By: ________________________________________
                                          Vincent M. Nerlino, Director


Date: April 15, 2002                By: /s/ Herbert J. Hefke
                                          Herbert J. Hefke, Director


Date: April 15, 2002                By: /s/ Robert C. Dromerhauser
                                          Robert C. Dromerhauser, Director

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES


                                                   INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                            Page


INDEPENDENT AUDITORS' REPORT                                                 F-1


  Consolidated Balance Sheet, December 31, 2001                              F-2

  Consolidated Statements of Operations, Years Ended
   December 31, 2001 and 2000                                                F-3

  Consolidated Statement of Stockholders' Deficit, Years Ended
   December 31, 2001 and 2000                                          F-4 - F-5

  Consolidated Statements of Cash Flows, Years Ended
   December 31, 2001 and 2000                                          F-6 - F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8 - F-20

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
American Sports History Incorporated

We have audited the accompanying consolidated balance sheet of American Sports History Incorporated and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Sports History Incorporated and subsidiaries as of December 31, 2001 and the results of their operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting standards generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses, significant continuous capital requirements and the uncertainty with respect to its ability to pay debts as they become due, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ Marcum & Kliegman LLP

March 6, 2002, except for Note 12 C,
  as to which the date is April 4, 2002
Woodbury, New York

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
--------------
  Cash                                                   $  1,578
  Prepaid expenses and other current assets                15,580
                                                          -------

      Total Current Assets                                            $17,158

Other assets                                                           24,407
------------                                                          -------

      TOTAL ASSETS                                                    $41,565
                                                                      =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                $1,010,379
  Line of credit                                          300,000
  Notes payable and accrued interest                      104,576
  Notes payable to officer                                153,927
  Advances payable                                        390,000
  Notes payable to director                               333,463
  Liability from settlement of lawsuits                   120,000
                                                       -----------


      Total Current Liabilities                                     2,412,345


COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIT
---------------------
 Common stock, $.001 par value; 75,000,000 shares
   authorized, 14,333,272 shares issued and
   outstanding                                            14,333
 Additional paid-in capital                            6,657,237
 Accumulated deficit                                  (9,042,350)
                                                     -----------

      Total Stockholders' Deficit                                  (2,370,780)
                                                                  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                    $    41,565
                                                                  ===========


The accompanying notes are an integral part of these financial statements.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------



                                                         2001         2000
                                                     --------------------------

                                                     $
REVENUE                                                  353,244  $   241,774
-------                                              -----------  -----------


EXPENSES
--------
  Product development                                     14,092      170,371
  General and administrative expenses                  2,257,334    2,882,163
  Interest expense                                        77,538       40,124
  Write-off of website development
   costs                                                 224,277           --
                                                     -----------  -----------


      Total Expenses                                   2,573,241    3,092,658
                                                     -----------  -----------


      Net loss                                       $(2,219,997) $(2,850,884)
                                                     ===========  ===========


Basic and diluted net loss per share                 $     (0.16) $     (0.26)
------------------------------------                 ===========  ===========


Weighted average number of common
---------------------------------
 shares outstanding                                   13,857,971   10,787,007
 ------------------                                  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                         Common Stock      Additional                              Total
                                     ---------------------  Paid-In     Unearned   Accumulated  Stockholders'
                                       Shares      Amount   Capital   Compensation   Deficit      Deficit
                                     ------------------------------------------------------------------------
Balance - January 1, 2000            9,466,026    $ 9,466  $2,313,479   $(52,500)  $(3,971,469) $(1,701,024)
-------

Common stock rescinded                 (30,000)       (30)     (3,570)        --            --       (3,600)
Imputed interest on notes payable
 to officers                                --         --       8,818         --            --        8,818
Stock options issued to
 non-employees for services                 --         --     346,215         --            --      346,215
Stock options issued to officers
 as payment of salaries                     --         --     220,150         --            --      220,150
Stock options issued to officers
 as payment of bonuses                      --         --     518,000         --            --      518,000
Common stock issued for services       200,000        200     174,800         --            --      175,000
Conversion on notes payable, net
 of expense of $41,362               3,506,246      3,506   1,708,255         --            --    1,711,761
Amortization of unearned
 compensation                               --         --          --     52,500            --       52,500
Net loss                                    --         --          --         --    (2,850,884)  (2,850,884)
                                     ----------   -------  ----------    -------   ------------ ------------


Balance - December 31, 2000          13,142,272   $13,142  $5,286,147    $    --   $(6,822,353) $(1,523,064)
-------                              ----------   -------  ----------    -------   ------------ ------------

The accompanying notes are an integral part of these financial statements.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, Continued

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                         Common Stock      Additional                              Total
                                     ---------------------  Paid-In     Unearned   Accumulated  Stockholders'
                                       Shares      Amount   Capital   Compensation   Deficit      Deficit
                                     ------------------------------------------------------------------------
Balance - December 31, 2000          13,142,272   $13,142  $5,286,147 $        --  $(6,822,353) $(1,523,064)
-------

Imputed interest on notes payable
 to officers                                 --        --      10,608          --           --       10,608
Stock options issued to
 non-employees for services                  --        --     304,354          --           --      304,354
Amortization of stock options
 previously issued to officers as
 payment of salaries                         --        --      90,650          --           --       90,650
Common stock issued for services      1,191,000     1,191     965,478          --           --      966,669
Net loss                                     --        --          --          --   (2,219,997)  (2,219,997)
                                     ----------   -------  ---------- -----------  ------------ ------------


Balance - December 31, 2001          14,333,272   $14,333  $6,657,237 $        --  $(9,042,350) $(2,370,780)
-------                              ==========   =======  ========== ===========  ============ ============

The accompanying notes are an integral part of these financial statements.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                           2001         2000
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
 Net loss                                             $(2,219,997)  $(2,850,884)
                                                      -----------   -----------
  Adjustments to reconcile net loss to net cash used
   in operating activities
    Depreciation and amortization expense                   7,694         4,447
    Write-off of advances receivable                           --       390,000
    Write-off of Website development costs                224,277            --
     Stock based compensation                             395,004     1,136,865
     Common stock issued for services, net of stock
      rescinded                                           967,472       171,400
     Imputed interest on notes payable to officers         10,608         8,818
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets              4,531       (17,161)
     Liability from settlement of lawsuits                     --       (25,000)
     Accounts payable and accrued expenses                314,216       168,940
     Employee advances                                      3,300            --
     Accrued interest                                      34,076        26,533
                                                      -----------   ------------
      NET CASH USED IN OPERATING ACTIVITIES              (258,819)     (986,042)
                                                      -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Website development costs                                     --      (224,277)
 Other assets purchased                                    (8,116)      (18,448)
                                                      -----------   ------------

      NET CASH USED IN INVESTING ACTIVITIES                (8,116)     (242,725)
                                                      -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of notes payable to officers      83,927       174,500
  Proceeds from issuance of notes payable                  77,166     1,052,500
  Proceeds from line of credit                             75,000       225,000
  Repayment of notes payable                               (3,698)     (143,860)
  Proceeds from loan from affiliate                            --        11,000
  Repayment of loan from affiliate                             --       (11,000)
  Repayment of note payable to director                    (1,318)           --
  Common stock issuance costs paid                           (803)      (41,362)
                                                      -----------   ------------

      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                    $   230,274   $ 1,266,778
                                                      -----------   ------------


The accompanying notes are an integral part of these financial statements.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                  For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                         2001         2000
                                                     ---------------------------
      NET (DECREASE) INCREASE IN CASH                $  (36,661)  $   38,011



CASH - Beginning                                         38,239          228
----                                                 ----------   ----------


                                                     $    1,578   $   38,239
CASH - Ending                                        ==========   ==========
----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
 Cash paid during the years for:

     Interest                                        $   40,435   $    3,595

  Non-cash investing and financing transactions:

     On August 14, 2000, $1,753,123 of notes payable were converted into 3,506,246 shares of the Company's common stock pursuant to a private placement.

     During the fourth quarter of 2000, four of the Company's executives advanced $390,000, on behalf of the Company, to the Company's website developer.


The accompanying notes are an integral part of these financial statements.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation and Management's Plan

     The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. In the second quarter 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), assumed the operations of the Buddy Harrelson Baseball and Softball Academy (see Note 9). During the fourth quarter of 2001, the Company commenced operations pursuant to its revised business plan (strategy) and terminated its status as a development stage entity.

     The Company incurred a net loss of $2,219,997 for the year ended December 31, 2001, resulting in an accumulated deficit of $9,042,350. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. This plan is now to focus on sports camps and instructional programs to serve as the foundation of the Company. Under this plan, significant cash will be required to pay off current debt and fund its implementation. The Company's intention is to raise capital through the sale of its equity securities and/or seek outside private sources of financing.

     The Company issued $1,052,500 in non-interest bearing promissory notes to various parties during 2000. These notes were converted to equity on August 14, 2000 pursuant to a separate transaction (see Note 7). During the year ended December 31, 2001 the Company issued additional notes to its officers and related parties in the amount of $136,093 and borrowed $75,000 under its line of credit. In addition, on June 25, 2001 the Company issued a note for $25,000 to an outside investor.

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

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Property and Equipment
     Property and equipment are carried at cost, and are included in other assets in the accompanying consolidated balance sheet. Expenditures determined to represent additions and betterments are capitalized. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Depreciation and amortization of property and equipment is computed using the straight-line methods over the estimated useful lives of the assets, which range from three to five years.

     Intangible Assets
     During 1999, the Company acquired an Internet domain name for $6,500, which is included in other assets in the accompanying consolidated balance sheet. The domain name is being amortized using the straight-line method over 60 months.

     Revenue Recognition
     Revenue currently consists of fees earned from participants in the Company's sports camps. Revenue is recognized at the time the sports instructional services are provided. Cash received in advance of the instructional services is reflected as customer deposits in the consolidated balance sheet. As of December 31, 2001, all customer deposits were earned and are reflected as revenue in the consolidated statements of operations.

     Product Development
     Research and development costs are expensed as incurred. Costs associated with the development of software products will be capitalized when technological feasibility is established.

     Advertising Costs
     Advertising costs are expensed as incurred. Total advertising expense for the years ended December 31, 2001 and 2000 was $15,799 and $16,691, respectively.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Reclassifications
     Certain reclassifications were made to the prior year financial statements in order to conform to the current year's presentation.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Website Development Costs
     Statement of Position 98-1, "Accounting for the Costs of Computer Software Development For or Obtained For Internal Use" ("SOP 98-1") requires capitalization of certain costs incurred in the development of content for the Company's website and maintenance are expensed as incurred. During the year ended December 31, 2000, the Company capitalized approximately $225,000 in costs associated with the development of its website infrastructure and charged $75,000 to operations.

     During the year ended December 31, 2001, the Company changed it business model from being an internet portal to developing and/or acquiring sports camps providing instructional programs offered to children from the age of 5-15. The Company has not placed the website into service and is uncertain if the web business developed will generate future cash flows. Accordingly, the Company expensed all costs previously capitalized with respect to the development of this website.

     New Accounting Pronouncements
     During the period ended March 31, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued

     New Accounting Pronouncements, continued
     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002, and is not expected to have a material impact on the financial statements of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No. 144 in 2002 and is still evaluating the effect on the Company's financial position.


NOTE 3 - Transactions with Related Parties

     Notes Payable to Officer
     Notes payable to officer of $153,927 at December 31, 2001, represents advances made by one of the Company's officers during 2000 and 2001 to be used for working capital purposes. These advances are non-interest bearing and are due on demand. Interest expense, at an annual rate of 10%, has been imputed on this note and reflected as additional paid-in capital.

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

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Transactions with Related Parties, continued

     Notes Payable to Director
     Notes payable to director ($333,463 at December 31, 2001) includes notes payable to the Company's Chairman of the Board ($224,616) and his spouse ($108,847).

     In 1999 the Company converted a portion of amounts previously owed to the Chairman (consisting principally of unpaid salary, totaling $403,642 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $250,000 is due. Additionally, from time to time, the Chairman's spouse had advanced the Company funds used for working capital purposes and paid expenses on behalf of the Company. In 1999, the Company converted amounts outstanding (totaling $120,441 at the time) into a three-year non-interest bearing note payable which calls for no payments until December 31, 2002, at which time the entire outstanding amount of $120,441 is due.

     The Company has recorded these notes by calculating the present value of the future payments to be made using an imputed interest rate of 10%.


NOTE 4 - Notes Payable and Line of Credit

     Notes payable and accrued interest, totaling $104,576 at December 31, 2001, represent demand loans made to the Company by various investors as well as amounts owed to certain vendors; $60,571 of these notes are non-interest bearing and $44,005 of these notes bear interest at rates ranging from 7% to 10% per annum. On August 14, 2000, $1,574,075 of notes payable were converted into 3,148,150 shares of the Company's common stock pursuant to a Private Placement (Note 7).

     On November 3, 2000 the Company entered into an agreement with a bank for a $300,000 revolving line of credit. The balance outstanding under the line at December 31, 2001 was $300,000. Interest is payable monthly and accrues at a rate of prime (4 3/4% at December 31, 2001) plus 2%. The Company is also required to maintain a zero loan balance for a period of no less than 30 consecutive days prior to the expiration of the loan. The principal and all remaining interest are due on December 31, 2001 and the line is collateralized by substantially all the assets of the Company. The line of credit is guaranteed by three of the Company's officers. The credit line was repaid in January 2002 (Note 12).

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following at December 31, 2001:

             Trade accounts payable               $    591,383
             Accrued officers' salary                  338,152
             Due to NGN (Note 8)                        45,000
             Liability for rescinded stock              35,844
                                                  ------------

                                                  $  1,010,379
                                                  ============

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


NOTE 7 - Stockholders' Deficit

     Stock and Option Transactions
     On December 21, 2001, the Company's Board of Directors approved the issuance of 31,000 shares of its common stock as compensation for consulting services provided to the Company. The Company recognized the cost attributed to these shares in the amount of $34,731 in the fourth quarter of 2001.

     On September 15, 2001, the Company's Board of Directors approved the issuance of 60,000 shares of restricted common stock to an employee as compensation. The Company recognized the cost attributed to these shares in the amount of $82,800 in the third quarter of 2001.

     On August 7, 2001, the Company entered into a service agreement with Sara Whalen, a professional soccer player ("Whalen"). Pursuant to the agreement, Whalen will perform services in connection with the development and promotion of the products of the Company and its affiliates. The agreement term shall continue until December 31, 2002 and shall be automatically renewed for two consecutive one-year periods thereafter, unless cancelled by either party. Minimum compensation to Whalen is as follows: cash payments of $12,000 in 2001 and $24,000 in 2002 and five-year warrants to purchase 48,000 shares of the Company's common stock at an exercise price of $.50 per share for services provided during 2001 and additional warrants for 48,000 shares in 2002. The Company is recording compensation expense for the warrants calculated using the Black-Scholes fair value option-pricing model over the service period.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 -  Stockholders' Deficit, continued

     Stock and Option Transactions, continued
     Effective January 1, 2001, the Company entered into a service agreement with Bret Saberhagen ("Saberhagen"). In connection with the agreement, Saberhagen will perform services in connection with the development and promotion of the products of the Company and its affiliates. Under the terms of the agreement, the Company issued 50,000 restricted shares of its common stock and recorded a charge to operations of $43,750 based on the quoted market price of the common stock. For each year the agreement remains in effect, Saberhagen shall be paid, in arrears, 75,000 shares of its common stock. The 75,000 shares issued for 2001 were valued at $79,500, based on the quoted market price of the common stock when the first year's services were completed. The agreement was mutually terminated effective December 31, 2001.

     Effective January 1, 2001, the Company entered into three one-year employment agreements with a Chief Operating Officer, a Senior Director of Software Development, and a Chief Administrative Officer. Under the terms of the employment agreements, they were to receive a combined annual base salary of $310,000. As a result of the Company's poor cash position, the cash portion of their compensation was suspended in the second quarter of 2001. The employees agreed to continue to work without any further cash compensation until sufficient funding is obtained. The Company issued a total of 375,000 common shares to two of these individuals as a signing bonus. The Company recognized the cost attributable to these shares in the amount of $225,000 in the second quarter of 2001. In addition, they received a total of 1,125,000 stock options on common shares of the Company with three year vesting and an exercise price of $1.00. The agreements may be terminated with or without cause.

     The Company has filed Form S-8 on July 30, 2001 to register 500,000 shares of common stock issued as compensation to C.J. LaScala, for consulting and business services for the period from January 1, 2001 through December 31, 2001, and 100,000 shares (valued at $83,609) to four employees of the Company as settlement of cash compensation and expenses previously accrued. The value of the stock issued to C.J LaScala has been determined to be $418,050, which has been recognized during the year ended December 31, 2001.

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Stockholders' Deficit, continued

     Stock and Option Transactions, continued
     Additionally, during the year ended December 31, 2001, the Company recorded a charge to operations of $395,004, which represents the amortization of stock options granted to employees and officers vesting in 2001.

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

     During the year 2000, the Company granted various members of its Advisory Board options to acquire an aggregate of 260,000 shares of the Company's common stock at an exercise price of $1.00 per share. 160,000 of these options vest in one year and the remainder vest over six months. The Company valued the options at $409,900 (calculated using the Black-Scholes option pricing model). The Company recorded a charge to operations of $304,354 and $346,215 for all non-employee options which vested during the years ended December 31, 2001 and 2000, respectively.

     Stock Options
                                    2001                      2000
                           ----------------------------------------------------
                                        Weighted                  Weighted
                                         Average                   Average
                                        Exercise                  Exercise
                             Shares       Price      Shares         Price
                           ----------------------------------------------------
    Outstanding - Beginning 7,391,000   $   0.78    6,920,000     $   0.85
     Granted                1,223,000       0.98    2,021,000         0.37
     Exercised                     --         --           --           --
     Forfeited                (15,000)      1.00   (1,550,000)        0.56
                            ----------  --------   -----------    --------


    Outstanding - Ending     8,599,000  $   0.81     7,391,000    $   0.78
                            ==========  ========   ===========    ========

    Exercisable - End of
     Year                    7,223,000  $   0.77     5,149,087    $   0.71
                            ==========  ========   ===========    ========

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Stockholders' Deficit, continued

     Stock Options, continued

     Range of Exercise Prices
                      Weighted-Average
                          Remaining           Options            Options
         Option          Contractual      Outstanding at     Exercisable at
     Exercise Price    Life (in years)   December 31, 2001  December 31, 2001
    ---------------------------------------------------------------------------

           $0.12              7                400,000           400,000
           $0.20              9              1,600,000         1,600,000
           $0.50              5                 48,000                --
           $1.00              8              6,551,000         5,223,000
                                             ---------         ---------

                                             8,599,000         7,223,000
                                             =========         =========

     The Company applies APB No. 25 and related interpretations in accounting for options issued to employees. Stock-based employee compensation cost, if recorded under SFAS 123, would have increased the Company's net loss and net loss per share as follows:

                                                  Year Ended December 31,
                                                2001                  2000
                                           -------------------------------------
    Net loss
      As reported                            $(2,219,997)          $(2,850,884)
                                             ===========           ===========
      Proforma                               $(2,761,943)          $(3,182,092)
                                             ===========           ===========

    Basic and diluted net loss per share
      As reported                                 $(0.16)               $(0.26)
                                                  ======                ======
      Proforma                                    $(0.20)               $(0.29)
                                                  ======                ======

     The fair value of options granted during 2001 and 2000 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility approximated 300%, (2) risk-free interest rates from 3.2% to 5.1%, (3) expected lives of 5 to 10 years, (4) and annual rate of dividends of $-0-.

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

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


     On June 27, 2000, the Company entered into separation agreements with both NGN and Mr. Roko. Key conditions of the separation agreements are as follows: 1) the Company remains obligated to NGN for $50,000, payable in 10 equal bi-monthly installments of $5,000 (a $45,000 balance as of December 31, 2001), 2) of the 1,200,000 stock options previously granted to NGN, only 400,000 options actually vested, 3) Mr. Roko surrendered 30,000 shares of common stock previously issued to him, and 4) the Company was obligated to pay $25,000 in cash to Mr. Roko which was paid in full during 2000.


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


NOTE 10 - Benefit From Income Taxes

     The  tax  effects  of  temporary   differences   and  net  operating   loss
     carryforwards that give rise to deferred tax assets or liabilities at December 31, 2001 are summarized as follows:

     Net operating loss carryforward                                $ 2,100,000
     Other items                                                        120,000

     Valuation allowance on net deferred tax asset                   (2,220,000)
                                                                    ------------
           Deferred Tax Asset, Net                                  $        --
                                                                    ============

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Benefit From Income Taxes, continued

     The Company has provided for a full valuation allowance on the net deferred tax asset due to the uncertainty of its realization.

     There were no provisions for income taxes during the years ended December 31, 2001 and 2000 due to the Company's net losses since inception. The Company has federal net operating loss carryforwards of approximately $6,000,000, which are available to offset future taxable income, if any, expiring through 2021. These losses may be subject to substantial limitations as a result of IRC Section 382 rules governing changes in control.

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

     On August 2, 1996, the Company became a defendant in a case involving one of its current stockholders. The stockholder was seeking a refund of approximately $200,000, the original amount invested in the Company's common stock. On November 2, 1998, the Company entered into a settlement agreement with the stockholder. Pursuant to the agreement, the Company issued 50,000 shares of its common stock to the stockholder in 1998. The Company was also obligated to pay $50,000. At December 31, 2001, $25,000 remains outstanding, which was due November 2001.

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

                                            AMERICAN SPORTS HISTORY INCORPORATED
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies, continued

     Employment Agreement
     On December 31, 1999, the Company entered into a three-year employment agreement with its Chairman of the Board. Pursuant to the agreement, the Chairman is entitled to an annual base salary of $90,000. The agreement may be terminated with or without cause.

     Letter of Intent
     In November 2001, the Company entered into a non-binding letter of intent with All Pro Sports Camps, Incorporated ("All Pro"). The letter of intent sets forth the principal terms pursuant to which the Company proposes to acquire All Pro. In exchange for 100% of the outstanding common stock of All Pro, Paul Gibson (the sole shareholder and a former professional baseball player) will receive 600,000 shares of the Company's common stock and is expected to enter into a two-year employment agreement. The acquisition is subject to due diligence and completion of a definitive acquisition agreement.


NOTE 12 - Subsequent Events

A. During the first quarter 2002, Mr. Herbert J. Hefke, a Director and the Former Chief Executive Officer, loaned the Company an aggregate of $400,000. $302,000 was used to repay the entire line of credit, including interest (Note 4) and the balance is for general working capital purposes. These loans bear interest at the London Interbank Offered Rate plus 2%, with $302,000 repayable on April 30, 2002 and the balance due on demand.

B. Also, during the first quarter 2002, additional loans have been made to the Company by an officer totaling $32,000. Such loans bear interest at prime plus 2% and are due on demand.

C. On April 4, 2002, the Company received a letter frm the lawyer representing the Company's Chairman of the Board. The letter indicates that various amounts of cash and securities due to the Chairman are past due. The Company believes that all amounts due to the Chairman are properly reflected in the consolidated financial statements. However, since there are some discrepancies between the amounts included in the letter and the amounts reflected in the financial statements, the Company is unable to determine whether or not there will be a material impact on its consolidated financial statements.