Form 10KSB/A
period 2001-12-31
AMERICAN SPORTS HISTORY INC
filed 2002-04-30
CIK 894566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A

                               Amendment No. 1

( x ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2001


(   ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                     Commission file number: 33-55254-46

                     AMERICAN SPORTS HISTORY INCORPORATED
     --------------------------------------------------------------------
                (Name of small business issuer in its charter)

      Nevada                                        87-0485307
-------------------------------------        ------------------------

(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

21 MAPLE AVENUE, BAYSHORE, NEW YORK                 11706-8752
---------------------------------------          ----------------

(Address of principal executive offices)            (Zip Code)

        Issuer's telephone number, including area code: (631) 206-2674

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ()

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x)

     The issuer had revenues of $353,244 for its most recent fiscal year ended December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on April 10, 2002 was $5,303,311. As of April 10, 2002, the issuer had 14,333,272 shares of its common stock issued and outstanding.

     Documents incorporated by reference: This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, is filed to present the information required by Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a); Item 10. Executive Compensation;
Item 11. Security  Ownership of Certain  Beneficial Owners and Management;  and,
Item 12. Certain Relationships and Related Transactions, of Form 10-KSB. Incorporated herein by this reference are the following Items of Form 10-KSB included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002, a copy of which is attached hereto as Exhibit 99.1:

ITEM NUMBER AND CAPTION

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     The following table and text sets forth the name and ages of all directors and executive officers of the Company and their positions and offices with the Company as of April 10, 2002. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their death, retirement, resignation or removal. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities law is also provided.

Name                     Age   Positions                     Director Since
----------------------   ---   ---------------------------   --------------

Vincent M. Nerlino       66    Chairman                        May 1995

Robert C. Dromerhauser   38    President & Chief Executive     April 1999
                               Officer, and Director

Herbert J. Hefke         55    Director                        April 1999


Biographies of Directors and/or officers:

     Vincent M. Nerlino - Mr. Nerlino has been a Director since May 1995. He became Chairman in April 1999 when additional officers were hired. Previously, he was President, Chief Executive Officer, and Secretary.

     Robert C. Dromerhauser, President and Chief Executive Officer, joined the Company in April 1999. Mr. Dromerhauser brings the seasoned relationships and the valued insights of a former professional baseball player with the New York Mets and Baltimore Orioles. Mr. Dromerhauser oversees the general operations with responsibility for management along with for securing advertisers, creating relationships with professional and amateur sports associations (active and retired), and assisting in the securing of access to licensed media for incorporation in the Company's content portfolio.

     Herbert J. Hefke, Director, joined the Company in April 1999 as President and Chief Executive Officer and resigned such positions in March ,2002. Mr. Hefke retired as a Managing Director of Morgan Guaranty Trust Company and head of Global Human Resources for J.P. Morgan & Co. Inc. after thirty years of service. He is currently on the Board of Directors of the Long Island Aquarium in Bay Shore, New York.

Compliance with Section 16(a) of the Exchange Act:

     The Company does not have any securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and accordingly, the Company's officers, directors and affiliates are not required to file any Forms 3, 4 and/or 5.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer who served in that capacity during 2001 and each of the other executive officers of the Company who earned more than

$100,000 for services rendered for the years ended December 31, 2001, 2000, and 1999. Directors are not contractually compensated for their services.

Summary Compensation Table:

                                     Annual Compensation

          (a)             (b)      (c)       (d)       (e)

                                                      Other
                                                      Annual
                                                     Compensa-
                                                      tion
      Name and                   Salary     Bonus      ($)
Principal Position       Year     ($)        ($)

Herbert J. Hefke   (1)   2001
President & CEO &        2000                         26,250
Director                 1999   63,750


Robert C. Dromerhauser   2001  125,000                18,116
(2)                      2000  111,546
Vice-President &
Director

Brian Kellerman (3)      2001   30,082    150,000
Chief Operating Officer

                                    Long Term Compensation
                                            Awards
          (a)                   (b)     (f)        (g)

                                                Securities
                                     Restricted Underlying
                                       Stock    Options/
        Name and                      Award(s)    SARs
Principal Position             Year     ($)        (#)

Herbert J. Hefke   (1)         2001
President & CEO &              2000               750,000
Director                       1999

Robert C. Dromerhauser (2)     2001
Vice-President &               2000   175,000     300,000
Director

Brian Kellerman (3)            2001               750,000
Chief Operating Officer

     (1) As per employment agreement. Salary was paid in the form of common shares in 1999. In 1998, Mr. Hefke was awarded 400,000 common shares and 1,000,000 stock options. The stock options vest over three years and have an exercise price of $1.00. A bonus was paid in 2000 in the form of 400,000 stock options. These stock options vest upon grant and have an exercise price of $.20. In 2000, an additional 350, 000 stock options were granted in lieu of cash compensation, at an exercise price of $.20. In 2001, Mr. Hefke waived the payment of cash compensation. The other annual compensation represents the amortization of the value of the prior stock options granted, the current stock options granted, and common stock issued, over the term that such options and stock vest.

     (2) As per employment agreement. Salary was paid at the rate of $125,000 per annum. A bonus was paid in 2000 in the form of 300,000 stock options. These stock options vest upon grant and have an exercise price of $.20. In addition, Mr. Dromerhauser received an additional bonus of 200,000 restricted common shares of the Company at a value of $.875 per share.

     (3) As per employment agreement. Salary was paid at the rate of $150,000 per annum. A bonus was paid in 2001 in the form of 250,000 shares of stock and 750,000 stock options. These stock options vest over a three-year period beginning at January 1, 2002 and have an exercise price of $1.00.

Option Grants:

     Stock options were granted to the following Directors and officers during 2001.

                   Percent of    Number of
                      Total     Securities
                     Options    Underlying   Exercise
                   Granted to     Options    Price Per  Expiration
       Name         Employees     Granted      Share       Date

Brian Kellerman        63.83%     750,000*      $ 1.00     1/01/11


     * These stock options vest upon over a three-year period, commencing on the first anniversary of the date of grant.

Year-end Option Values:

     The following table sets forth certain information concerning the number and value of options held by each officer and director on December 31, 2001. No stock options were exercised during 2001.

                      Number of Securities         Value of Unexercised
                     Underlying Unexercised        In-the-Money Options
                    Options at Fiscal Year End     at Fiscal Year End
Name               Unexercisable   Exercisable   Unexercisable  Exercisable


Herbert J. Hefke                    1,000,000        $0         $ 60,000 (2)
                                      400,000                   $344,000 (1)
                                      350,000        $0         $301,000 (1)

Robert C.                           1,200,000        $0         $ 72,000 (1)
Dromerhauser                          300,000                   $258,000 (1)


Brian Kellerman      500,000          250,000     $30,000(2)    $ 15,000 (2)

     (1) Represents the difference between the current market price of the common stock at fiscal year end ($1.06 per share) and the option exercise price ($.20 per share).
     (2) Represents the difference between the current market price of the common stock at fiscal year end ($1.06 per share) and the option exercise price ($1.00 per share).

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

     In the second quarter of 1999, the Company entered into three-year employment agreements with additional members of management, Herbert J. Hefke, and Robert C. Dromerhauser. Under the terms of the employment agreements, each executive will receive an annual base salary of $90,000. A portion of the base salaries may be paid in common stock in lieu of cash. Additionally, the base salaries may be increased based on certain performance milestones and must be approved by the Company's President, Chief Executive Officer and Board of Directors. The agreements may be terminated with or without cause.

     In the first quarter of 2001, the Company entered into three one-year employment agreements with a Chief Operating Officer, a Senior Director of Software Development, and a Chief Administrative Officer. Under the terms of the employment agreements, they were to receive a combined annual base salary of $310,000. As a result of the Company's poor cash position, the cash portion of their compensation was suspended in the second quarter of 2001. The employee's agreed to continue to work without any further cash compensation until sufficient funding is obtained. The Company issued a total of 375,000 common shares to these individuals as a signing bonus. The Company recognized the cost attributable to these shares in the amount of $225,000 in the second quarter of 2001. In addition, they received a total of 1,125,000 stock options on common shares of the Company with three year vesting and an exercise price of $1.00. The agreements may be terminated with or without cause.

Board of Directors:

     Directors of the Company are reimbursed for travel expenses incurred in attending Board meetings. During the fiscal year ended December 31, 2001, there were meetings of the Board of Directors, with all corporate actions being approved by the unanimous written consent of the Board of Directors. The Company had no audit, nominating or compensation committees or committees performing similar functions during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of April 10, 2002. Listed below is the name and address of each beneficial owner of more than 5% of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned. Also listed below are the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock owned, by each officer and director and by all officers and directors of the Company as a group. Each such person or entity has sole voting or investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                             Amount and Nature of               Percent
Name and Address of          Beneficial Ownership                of
Beneficial Owner          Stock         Stock Options*          Class (2)


Principal Shareholders:
Arthur J. Dromerhauser    663,816         1,550,000              13.9%
21 Maple Avenue
Bay Shore, NY   11706

Management:
Vincent M. Nerlino      2,584,750(1)      1,200,000              20.1%
21 Maple Avenue
Bay Shore, NY  11706

Herbert J. Hefke          854,280         1,750,000              13.9%
21 Maple Avenue
Bay Shore, NY  11706

Robert C. Dromerhauser    260,000         1,500,000               9.4%
21 Maple Avenue
Bay Shore, NY  11706

All Directors and       3,699,030         4,450,000              43.4%
Officers as a Group
(3 persons)

* Stock options exercisable at April 10, 2002.

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

     (2) Based on the 14,333,272 shares outstanding as of April 10, 2002 plus outstanding options exercisable within 60 days, owned by the above named parties.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Arthur J. Dromerhauser, a principal shareholder of the Company received payments of $38,733 in 2001 as compensation for services rendered to the Company. The payments consisted of $962 in cash and the balance of $37,771 represented by the amortization of the value of stock options previously granted. In the fourth quarter of 2000 Mr. Dromerhauser advanced $76,000 to the Company for website development. This advance is non-interest bearing and has no scheduled repayment terms.

     Beginning in the fourth quarter of 2000, and continuing through December 31, 2001, Herbert J.Hefke, advanced to the Company $371,927 to be used for website development and working capital purposes. This advance is non-interest bearing, and has no scheduled repayment terms. Interest expense, at an annual rate of 10%, has been imputed on this obligation and reflected as additional paid-in capital. Subsequent to December 31, 2001, Mr. Hefke made additional advances to the Company totaling $400,000. $302,000 was used to repay the entire line of credit, including interest and the balance is for general working capital purposes. These loans bear interest at the London Interbank Offered Rate plus 2%, with $302,000 repayable on April 30, 2002 and the balance due on demand.

     As of December 31, 2001, Robert C. Dromerhauser advanced a total of $86,000 to the Company to be used for website development and working capital. This advance is non-interest bearing, and has no scheduled repayment terms. Subsequent to 2001, Mr. Dromerhauser made additional advances to the Company totaling $32,000. Such loans bear interest at prime plus 2% and are due on demand.

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

     On April 4, 2002, the Company received a letter from the lawyer representing Vincent M. Nerlino, a director and principal stockholder of the Company. The letter requested an immediate response on certain issue pertaining to Mr. Nerlino, including:

     o The issuance 501,364 shares of Company common stock in lieu of salary for 1999-2001 under Mr. Nerlino's employment contract;

     o The issuance of an additional 500,000 shares to Mr. Nerlino and payment of $250,000 allegedly promised by the directors on April 15, 2002;

     o Confirmation of his entitlement to purchase under an option agreement 1,200,000 Company shares at $1.00 per share;

     o Acknowledgement of notes due on December 31,2002 of $250,000 to Mr. Nerlino and $125,000 to Jean Hayes Nerlino, his spouse; and

     o Opening discussions with regard to 1,000,000 shares of stock that Mr. Nerlino returned to the Company for cancellation in 2000 and an obligation allegedly due to Mr. Nerlino in the amount of $301,000 that Mr. Nerlino agreed to cancel in 2000.

     Management has not had the opportunity to address these issues with Mr. Nerlino, but expects to do so in the second quarter of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN SPORTS HISTORY INCORPORATED
                                  (Registrant)


Date: April 29, 2002          By: /s/ Robert C. Dromerhauser
                              President & Chief Executive
                              Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April ___, 2002         By: ____________________________
                              Vincent M. Nerlino
                              Chairman and Director


      April 29, 2002          By: /s/ Robert C. Dromerhauser
                              President, Chief Executive
                              Officer and Director


      April 29, 2002          By: /s/ Herbert J. Hefke
                              Director


      April 29, 2002          By: /s/ Kenneth R. Arnold
                              Chief Administrative Officer and
                              Controller