Form 10QSB
period 2002-03-31
AMERICAN SPORTS HISTORY INC
filed 2002-06-17
CIK 894566

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     ( X ) REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                 21 Third Avenue, Bay Shore, New York 11706-8752
                    (Address of principal executive offices)

                                 (631) 206-2674
                 Issuer's telephone number, including area code

                 21 Maple Avenue, Bay Shore, New York 11706-8752

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

                Yes ( X )                  No (   )

As of June 11, 2002, the issuer had 14,333,272 shares of its common stock issued and outstanding or to be issued.

Transitional Small Business Disclosure Format:  Yes (  ) No (X)

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

                          FORM 10-QSB - MARCH 31, 2002


                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     March 31, 2002 and December 31, 2001                                      1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended March 31, 2002 and 2001                        2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months ended March 31, 2002 and 2001                        3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    4 - 6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                      7 - 8

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                  9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURES                                                                    10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31,    December 31,
                                                2002          2001
                                             (Unaudited)
                                             ---------------------------
ASSETS

Current assets
  Cash                                     $    1,169     $    1,578
  Prepaid expenses and other current assets     8,204         15,580
                                             --------        -------

     Total current assets                       9,373         17,158

  Other assets                                 22,371         24,407
                                             --------        -------
TOTAL ASSETS                                $  31,744     $   41,565
                                              =======        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses  $  1,027,073     $1,010,379
  Customer Deposits                            14,200              0
  Line of credit                                             300,000
  Notes payable - former CEO                  529,589        127,927
  Notes payable and accrued interest           95,537         94,576
  Notes payable to officer                     68,140         36,000
  Advances Payable                            390,000        390,000
  Notes payable to director                   341,833        333,463
Liability from settlement of lawsuit          120,000        120,000
                                             --------        -------
     Total current liabilities              2,586,372      2,412,345


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 75,000,000      14,333         14,333
  shares authorized, 14,333,272 shares
  issued and outstanding
Additional paid-in capital                  6,680,486      6,657,237
Accumulated deficit                        (9,249,447)    (9,042,350)
                                          -----------     ----------
     Total stockholders' deficit           (2,554,628)    (2,370,780)
                                          -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $  31,744     $   41,565
                                          ===========     ===========

See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                Three months ended
                                                     March 31,
                                                2002           2001
                                             ---------------------------
REVENUE                                    $     -        $     -
                                             --------       --------

EXPENSES
  General and administrative                  185,364        650,599
  Interest Expense                             21,733          -
                                             --------       --------

TOTAL EXPENSES                                207,097        650,599
                                             --------       --------
Net loss                                   $ (207,097)    $ (650,599)
                                           ===========    ===========

Basic and diluted net loss per share       $    (0.01)    $    (0.05)
                                           ===========    ===========
Weighted average number of common
  shares outstanding                       14,333,272     13,567,272


See notes to condensed consolidated financial statements.

      AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                Three months ended
                                                     March 31,
                                                2002          2001
                                             ---------------------------

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                               $ (207,097)    $ (650,599)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization expense     2,036          3,327
    Stock options issued to non-employees
      for services                             19,621        236,103
    Stock options issued to officers in
      payment of salaries and bonuses               -         77,700
    Imputed interest on notes
      payable to officers and directors         3,628          9,400

  Changes in assets and liabilities
    Employee advance                               -           3,300
    Prepaid expenses and other assets           7,376          7,375
    Accounts payable and accrued expenses      20,957        179,720
    Customer deposits                          14,200         10,941
    Accrued interest                            5,068            335
                                             --------       --------
NET CASH USED IN OPERATING ACTIVITIES        (134,211)      (122,398)
                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Other assets purchased                                      (535)
                                             --------       --------
NET CASH USED IN INVESTING ACTIVITIES                           (535)
                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes to
      Officer                                  32,140          7,600
     Proceeds from issuance of notes to
      former CEO                              401,662         12,000
     Proceeds from line of credit
     75,000 Repayment of Line of Credit      (300,000)
     Repayment of notes                                       (3,698)
     Repayment of loan from director                          (1,318)
                                             --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES     133,802         89,584
                                             --------       --------
NET DECREASE IN CASH                             (409)       (33,349)

CASH, beginning of period                       1,578         38,239
                                             --------       --------
CASH, end of period                        $    1,169          4,890
                                            =========      =========

See notes to condensed consolidated financial statements.

              AMERICAN SPORTS HISTORY INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1    Basis of presentation and management's plan

     The Company was incorporated in the State of Nevada on August 9, 1990 as National Logistics, Inc. National Logistics, Inc. changed its name to Fans Holdings, Inc. on June 30, 1995, and subsequently to American Sports History Incorporated ("AMSH" or the "Company") on September 20, 1995. On August 21, 1995, AMSH acquired 100% of the capital stock of Infinet, Inc. ("Infinet"). For accounting purposes, the acquisition of Infinet by AMSH has been treated as a recapitalization of Infinet, with Infinet as the acquirer (reverse acquisition). AMSH had no assets or operations prior to May 1995. In the second quarter 2000, the Company's newly formed subsidiary, American Sports Academy, LLC ("ASA"), assumed the operations of the Buddy Harrelson Baseball and Softball Academy. During the fourth quarter of 2001, the Company commenced operations pursuant to its revised business plan (strategy) and terminated its status as a development stage entity. However, on April 18, 2002, the Company sold ASA (Note 9).

     The Company incurred a net loss of $207,097 for the three months ended March 31, 2002, resulting in an accumulated deficit of $9,249,447. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. The Company intends to evaluate its remaining sports related software and other assets to determine whether to pursue development of these assets or alternative courses of action. Significant cash will be required to pay off current debt. The Company's intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing.
     During the quarter ending March 31, 2002, the Company issued additional notes to its officers and directors in the net amount of $434,763, which was used to provide working capital and to repay the $300,000 bank line of credit.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to develop and implement a business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations.

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

2    Significant accounting policies

     Interim financial information

     The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.

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

     Reclassifications

     Certain   reclassifications   were  made  to  the  prior  period  financial
     statements in order to conform to the current period's presentation.

     New Accounting Pronouncements

     SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.


3    Notes payable to officer

     Notes payable to officer of $68,140 at March 31, 2002 represents advances made by one of the Company's officers to be used for working capital purposes. This advance bears interest at the prime rate charged by Citibank, $36,000 of the notes payable are due on demand with the remaining balance due on December 31, 2002.


4    Notes payable to director

     Notes payable to director ($341,833 at March 31, 2002) includes notes payable to the Company's Chairman of the Board ($230,265) and his spouse ($111,568). These notes are non-interest bearing with a face amount aggregating $370,441, and are payable in full on December 31, 2002. Accordingly, interest expense, at an annual rate of 10%, has been imputed on these notes.

5    Notes payable former CEO

     On November 3, 2000 the Company entered into an agreement with European American Bank for a $300,000 revolving line of credit. In January 2002, the balance outstanding under the line of $300,000, plus interest of approximately $2,000 was paid off by Mr. Herbert J. Hefke, a Director and the Former Chief Executive Officer. The $529,589 of notes payable, bear interest at the LIBOR Interbank offered rate plus 2%. All of these notes are due on demand.

6    Advances Payable

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

9    Subsequent events

     On April 4, 2002, the Company received a letter from Mr. Nerlino's lawyer making claims that various amounts of cash and securities due to Mr. Nerlino are past due. The Company believes that all amounts due to the Chairman are properly reflected in the consolidated financial statements. However, since there are some discrepancies between the amounts included in the letter and the amounts reflected in the financial statements, the Company is unable to determine whether or not there will be a material impact on its consolidated financial statements.

     In late April, Mr. Nerlino again made financial claims against the Company and disputed the proposed sale of the ASA business. The Company, through its lawyers, has put Mr. Nerlino on notice that it is reviewing his claims, as well as any claims the Company may have against Mr. Nerlino with respect to the manner in which he has discharged his duties as a director and control person of the Company. The Board is taking this action to ensure that stockholder interest is protected.

     As part of the plans to expand the camps and instructional programs, in November of 2001, ASA signed a Letter of Intent to acquire All Pro Sports Inc. ("All Pro"). All Pro is an indoor facility based in Bellport, NY that provides clinics, private lessons and instructional camps to athletes of all ages. The letter of intent to acquire All Pro was terminated simultaneously with the sale of American Sports Academy, LLC, to Treasury International, Inc., on April 22, 2002.

     On April 18, 2002, the Company entered into a Plan of Reorganization and Acquisition (the "Plan") whereby AMSH agreed to sell its subsidiary American Sports Academy, LLC("ASA") to Treasury International, Inc., a Delaware corporation ("Treasury"). Under the terms of the Plan, AMSH will transfer to Treasury 100 percent of the member interest in ASA in exchange for:

          1. 100,000 shares of restricted Treasury common stock;

          2. A Promissory Note in the principal amount of $100,000 due and payable two years after the closing with interest of seven percent per annum payable semi-annually; and

          3. Payment, semi-annually, to AMSH of five percent of the net profits earned by ASA, up to an aggregate amount of $500,000.

     AMSH received the promissory note and instructions were issued to issue the shares on or about April 22, 2002, so AMSH deems the transaction closed as of that date.

     At the time of the transaction, two affiliates of Treasury were principal stockholders of AMSH. Following the transaction, AMSH intends to evaluate its remaining sports related software and other assets to determine whether to pursue development of these assets.

     Effective the close of business April 26, 2002, Robert C. Dromerhauser resigned his positions as president and chief executive officer of AMSH. Further, Mr. Dromerhauser terminated and cancelled any right to receive, or obligation of AMSH to issue to him, any shares of common stock, options, or other consideration for transferring to AMSH any of the assets or operations of the Buddy Harrelson Baseball and Softball Academy or other operations of ASA, and returned to AMSH for cancellation 200,000 shares of common stock issued to him for services in 2001.

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

Results of Operations -

     During the quarter ended March 31, 2002, general and administrative expenses were $185,364. During the quarter ended March 31, 2001 general and administrative expenses were $650,599

     During the quarters ended March 31, 2002 and 2001, the Company had net losses of $207,097 and $650,599, respectively.

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

Liquidity and Capital Resources:

     The Company incurred a net loss of $207,097 for the three months ended March 31, 2002, resulting in an accumulated deficit of $9,249,447. Management of the Company is continuing to develop a business plan summarizing its strategy for the next several years. The Company intends to evaluate its remaining sports related software and other assets to determine whether to pursue development of these assets or alternative courses of action. Significant cash will be required to pay off current debt. The Company's intention is to raise capital through the sale of its equity securities and/or to seek outside private sources of financing.
     During the quarter ending March 31, 2002, the Company issued additional notes to its officers and directors in the net amount of $434,763, which was used to provide working capital and to repay the $300,000 bank line of credit.

     There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent the Company is unable to raise the necessary operating capital, it will not be able to develop and implement a business plan, and it will become necessary to curtail or cease operations. Additionally, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     In March of 2002, the Board of Directors of the Company elected Robert Dromerhauser President and Chief Executive Officer. Mr. Herbert J. Hefke, the former President and CEO, remained a Director. David Magadan was elected a Director. The Board agreed on a change of name from American Sports History, Inc.(AMSH) to American Sports Academy, Inc., subject to stockholder approval. This would coincide with the strategic direction of the Company. The Board also unanimously approved discussions with Treasury International Inc. ("Treasury") on a non-binding basis to pursue merger possibilities. Through these discussions in late March it became apparent that the officers and Directors of the Company would have to make personal financial concessions in order to effectuate this merger. Although a majority of the Board agreed to make such concessions, one member of the Board refused to make any concessions. As a result of this claim, Treasury broke off merger discussions.

     In mid-April, due to lack of funds, the summer camp business of ASA was in jeopardy. It was determined that in order to avoid the loss of the camp business conducted by ASA, and defaulting on contracts in place, the Board of the Company decided to sell the camp business and all of its assets. Treasury made a fair value offer for the ASA business, which the Board of the Company accepted by majority decision. Additionally, David Magadan resigned as a Director and Mr. Dromerhauser resigned as President and CEO. On May 2 2002, the Company filed a form 8-K disclosing the terms of the sale.

     In late April, Mr. Nerlino again made financial claims against the Company and disputed the proposed sale of the ASA business. The Company, through its lawyers, has put Mr. Nerlino on notice that it is reviewing his claims, as well as any claims the Company may have against Mr. Nerlino with respect to the manner in which he has discharged his duties as a director and control person of the Company. The Board is taking this action to ensure that stockholder interest is protected.

     The Company is presently operating without a President or Chief Executive Officer and has no operating revenue. It is being funded by personal loans from Messer. Hefke and Dromerhauser.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 8 to Condensed Consolidated Financial Statements "Commitments and Contingencies."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  None

     (b) Reports:  None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN SPORTS HISTORY INCORPORATED



     Date: June 14, 2002              By: /s/ Ken Arnold
                                              Chief Accounting Officer



     Date: _______, 2002              __________________________________________
                                      Vincent M. Nerlino, Director



     Date: June 14, 2002              /s/ Herbert J. Hefke, Director



     Date: June 14, 2002              /s/ Robert C. Dromerhauser, Director